Form 10QSB
period 2000-03-31
20/20 WEB DESIGN INC
filed 2000-08-30
CIK 1103833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from N/A to N/A

                           Commission File No. 0-29935

                             20/20 WEB DESIGN, INC.
             (Exact name of Registrant as specified in its charter)

          Nevada, USA                                   33-0677140
   (State of Incorporation)                  (IRS Employer Identification No.)

           21800 Oxnard Street, #440, Woodland Hills, California 91367
                    (Address of principal executive offices)

                    Issuer's Telephone Number, (818) 598-6780

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_|No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                         Outstanding at March 31, 2000
Common Stock, $.001                         10,774,787 shares
      par value                          Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

20/20 WEB DESIGN, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

      A financial statement, unaudited and included herein, beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      20/20 Web Design, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company subsequently changed its name to "Asiamerica Energy Group, Inc." on January 12, 1996 when it entered into an agreement to acquire an oil and gas company. No stock was issued and no assets were acquired as this acquisition was not consummated.

      The Company then changed its name to "Care Financial Group, Inc." on April 29, 1996. At that time, the Company had agreed to form a wholly owned subsidiary, Care Concepts, Inc., a Nevada corporation ("Care Concepts"). The Company issued 3,700,000 shares of its common stock to Care Concepts which shares were valued at $25,000. Care Concepts was in the business of designing and building specialized motor vehicles for physically handicapped drivers and passengers. Ultimately, this acquisition did not succeed and the Company paid Care Concepts $80,000 to terminate the agreement between Care Concepts and the Company while the shareholders of Care Concepts retained their shares of the Company's common stock. The Company subsequently approved a 250-to-1 reverse stock split after this transaction was terminated.

      On May 15, 1997, the Company changed its name to "Trump Oil Corporation" ("Trump"). Trump proposed to merge with Fenway Resources Ltd., a Canadian company involved in natural resource development which wanted to develop and construct a cement manufacturing facility in the Philippines. This proposed merger was never consummated and no shares were issued pursuant to this agreement.

      None of the proposed business activities for which the Company's name was changed produced any revenues or created any appreciable business activities for the Company. On March 10, 1999, the Company entered into a letter of intent with 20/20 Web

Design, Inc. ("20/20 Web"), a Colorado corporation, a wholly owned subsidiary of Multi-Source Capital, Ltd. ("MSC"), also a Colorado corporation. The Company entered into an Agreement and Plan of Reorganization and completed its acquisition of 20/20 Web, with the Company changing its name as a result. As a result of the merger, MSC became the owner of 80% of the issued and outstanding shares of the Company. The Company recorded the 8,620,000 shares of stock issued to MSC at par value for a total of $8,620. MSC was later acquired by TeleMall Communications, Inc. ("TeleMall"), a publicly traded company which subsequently changed its name to Stein's Holdings, Inc. ("Stein's").

      In 1999, the Company continued the business of the Colorado corporation it acquired and continued to design and maintain web sites for small, private companies. The Company's clients included a jewelry store, a gift basket company and certain other small companies. The revenues received from these operations were minimal. The Company still has an outstanding contract with Image Jewelers, Inc. whereby the Company is entitled to half of the net profits generated from sales on its web site (www.imagejewelry.com) but in 1999, the Company received no revenue from this agreement.

      The Company has received no revenues from this contract in 2000 and does not anticipate receiving much in the way of revenues from this agreement. Any revenues to be received will be minimal.

      In December, 1999, the Company formed a wholly owned subsidiary, Stein's Cake Box ("Cake Box"), a Nevada corporation. The Company entered into a letter of intent with a bakery operation in Lewisville, Texas controlled by the Company's president, Randy Sutton. The Company lent $195,000 to Cake Box in connection with the letter of intent. Cake Box used the $195,000 to pay some of the construction costs of a proposed bakery operation estimated to ultimately cost a total of $750,000. The proposed construction project was to expand an existing bakery operation located at the same location, College Connection, Inc. dba Stein's Bakery (the "Bakery"), also run by Mr. Sutton.

      As part of its proposed acquisition of certain bakery operations, Cake Box was to pay the sum of $700,000 and issue 1,300,000 shares of Stein's common stock to the Bakery in exchange for the leasehold improvements and the certain contracts of the Bakery. Cake Box was going to commence operations and supply freshly baked goods to convenience stores and mini marts upon completion of its construction project. Commencing in late 1999, Cake Box began to produce certain freshly baked goods for these retail mini marts by subcontracting the baked goods from the Bakery pending the completion of the construction project. In late

February, 2000, the Company and the Bakery mutually agreed to cancel their letter of intent concerning Cake Box, although the Bakery remains liable to repay the $195,000 it acquired from Cake Box. However, the Company has written off this debt although it still continues its efforts to collect this sum.

      On February 29, 2000, the Company's President, CEO and director, Randy Sutton, resigned as an officer and director of both the Company and Stein's. The Bakery has agreed to repay the Company the $195,000 lent to pay off certain construction debts of the Bakery as part of the Cake Box Letter of Intent although it is uncertain when the Bakery will be able to repay the loan. The Company will only be repaid when and if the Bakery has the funds to repay the Company and may have to institute legal proceedings to obtain repayment. Even if the Company is successful in obtaining a judgment against the Bakery, it would still have to collect on that judgment. The Company believes that most, if not all, of the Bakery's assets are subject to other outstanding liens and security interests of other senior creditors, making it difficult for the Company to enforce any judgment it is ultimately successful in obtaining. The Company has written off its investment in the Cake Box but will still attempt to collect the debt.

      Following the Company's lack of success with the Cake Box venture, the Company has determined that it will remain inactive at the present time, except for limited web design projects it may agree to undertake in the future, although it has no present new contracts for any web design projects, and that the Company will seek suitable acquisition candidates. The Company can be defined as a shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

      When used in this Form 10-QSB, the words "anticipate", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's proposed plan of operation will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of March 31, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

      The Company is continuing to search for suitable merger candidates or other businesses to become involved in so that it can commence operations and generate revenues to continue paying its bills.

      The Company will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

      For the three month periods ended March 31, 2000 and March 31, 1999, the Company had no revenues. The Bakery operations ceased in February, 2000 and the Company will receive no further revenues from those operations. The Company's expenses for the three month period ended March 31, 2000 were approximately $210,000, of which approximately $195,000 represents the loss from the write-off of the Company's investment in the Cake Box and the remainder are its general and administrative costs. The Company recorded a net loss of ($210,100) for the period. For the three period ended March 31, 1999, the Company had general and administrative expenses of approximately $2,500 for a net loss of approximately ($2,500) for the period. The net loss per share was ($.02) for the period ended March 31, 2000 compared to a net loss of less than $.01 per share for the period ended March 31, 1999.

      For the three months ended March 31, 2000, the Company had assets of $200 compared to no assets for the period ended March 31, 1999. The Company's current liabilities for the three months ended March 31, 2000 were approximately $15,000 compared to no liabilities for the period ended March 31, 1999. This difference is primarily attributable to the expenses incurred in filing a registration statement under the 1934 Act and the associated legal and accounting expenses incurred as a result. Shareholders equity for the three months ended March 31, 2000 was approximately ($15,000) compared to total shareholder equity of zero for the three months ended March 31, 1999.

      The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

      The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

NEED FOR ADDITIONAL FINANCING

      The Company's existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

      No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

      The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

Items No. 1, 2, 3, and 4 - Not Applicable.

Item No. 5 - Other Information

      On February 29, 2000, the Company's president, Randy Sutton, resigned. He was replaced on the Board of Directors by Shahram Khial, Ph.D., who was also appointed President of the Company. Dr. Khial resigned on May 15, 2000 and was replaced on the Board of Directors by Charles Smith who was also appointed CEO and CFO. Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business, including the audit of companies and tax matters. He is a consultant to various companies ranging from an art distribution company to a junior resource company which is developing a gold property in Sinaloa State, Mexico. Mr. Smith has significant experience in accounting and securities matters.

Mr. Smith's business affiliations during the last five years are as follow:

Chairman - Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present.

Sole proprietor as a Certified Public Accountant - 1983 to the present.

Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present.

Sole officer and director - Asset Servicing Corporation - a leasing company - 1998 to present.

Chief Financial Officer and Director - Electrical Generation Technology Corporation - April 2000 to present.

Item No. 6 - Exhibits and Reports on Form 8-K

      (a) No reports on Form 8-K were filed during the three months ended March 31, 2000.

      (b) Exhibits

      99 Financial Statements for the periods ended March 31, 2000 and 1999 27 Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            20/20 WEB DESIGN, INC.

Date: August 24, 2000


                                            By /s/ Charles Smith
                                               ---------------------------------
                                               Charles Smith, CEO, CFO

                             20/20 WEB DESIGN, INC.
                              FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ...............................     1

FINANCIAL STATEMENTS

    Balance Sheets ...................................................     2

    Statements of Operations .........................................     3

    Statements of Changes in Stockholders' Equity (Deficit) ..........     4

    Statements of Cash Flows .........................................     5

    Notes to Financial Statements ....................................   6 - 10

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
20/20 Web Design, Inc.
Woodland Hills, California

We have reviewed the accompanying balance sheets of 20/20 Web Design, Inc. as of March 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of 20/20 Web Design, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Moffitt & Company, P.C.
Scottsdale, Arizona

May 8, 2000
June 19, 2000 in regards to statements of operations and footnotes 9 and 11 only

                             20/20 WEB DESIGN, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                    2000         1999
                                                                  ---------    ---------
CURRENT ASSETS
       Cash and cash equivalents                                  $     200    $       0
                                                                  ---------    ---------

            TOTAL ASSETS                                          $     200    $       0
                                                                  =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable
          Trade                                                   $  15,307    $       0
          Related entity                                                250            0
                                                                  ---------    ---------

            TOTAL CURRENT LIABILITIES                                15,557            0
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock
            Authorized 25,000,000 shares, par
               value .001(cent) per share
            Issued and outstanding -
               March 31, 2000 - 10,774,787 shares                    10,775            0
               March 31, 1999 - 9,624,787 shares                          0        9,625
       Paid-in capital in excess of par value of stock              738,719      512,729
       Retained earnings (deficit)                                 (764,851)    (522,354)
                                                                  ---------    ---------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (15,357)           0
                                                                  ---------    ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                    $     200    $       0
                                                                  =========    =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000              1999
                                                 ------------      ------------

REVENUE                                          $          0      $          0

GENERAL AND ADMINISTRATIVE EXPENSES                    14,444             2,513
                                                 ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                (14,444)           (2,513)

INCOME TAXES                                                0                 0
                                                 ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS                     (14,444)           (2,513)

DISCONTINUED OPERATION
   (LOSS) ON INVESTMENT IN STEIN'S
     CAKE BOX, INC                                   (195,656)                0
                                                 ------------      ------------

       NET (LOSS)                                $   (210,100)     $     (2,513)
                                                 ============      ============

NET (LOSS) PER COMMON SHARE

       Basic and diluted
          Continuing operations                  $       (.00)     $       (.00)
          Discontinued operations                        (.02)             (.00)
                                                 ------------      ------------

               Total                             $       (.02)     $       (.00)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                           10,774,787         9,624,787
                                                 ============      ============

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                      Paid in
                                      Number                        Capital in
                                        Of                          Excess of
                                      Common          Common         Par Value        Retained
                                      Shares          Stock          of Stock         Earnings
                                    ----------      ----------      ----------       ----------
BALANCE, JANUARY 1, 1999             1,004,787      $    1,005      $  521,349       $ (519,841)

ISSUANCE OF COMMON STOCK
     FOR 20/20 WEB DESIGN, INC       8,620,000           8,620          (8,620)               0

NET (LOSS) FOR THE THREE
     MONTHS ENDED
     MARCH 31, 1999                          0               0               0           (2,513)
                                    ----------      ----------      ----------       ----------

BALANCE, MARCH 31, 1999              9,624,787           9,625         512,729         (522,354)

NET (LOSS) FOR THE NINE
     MONTHS ENDED
     DECEMBER 31, 1999                       0               0               0          (32,397)

ISSUANCE OF COMMON STOCK
     FOR CASH PER PRIVATE
     PLACEMENT, NET OF FEES          1,150,000           1,150         225,990                0
                                    ----------      ----------      ----------       ----------

BALANCE, DECEMBER 31, 1999          10,774,787          10,775         738,719         (554,751)

NET (LOSS) FOR THE THREE
     MONTHS ENDED
     MARCH 31, 2000                          0               0               0         (210,100)
                                    ----------      ----------      ----------       ----------

BALANCE, MARCH 31, 2000             10,774,787      $   10,775      $  738,719       $ (764,851)
                                    ==========      ==========      ==========       ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                    2000            1999
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                $(210,100)      $  (2,513)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
              Loss on investment in subsidiary                     195,656               0
             Organization costs                                          0           2,513
       Increases (decreases)
          Accounts receivable                                       28,173               0
          Accounts payable                                         (13,766)              0
                                                                 ---------       ---------

          NET CASH FLOWS (USED) BY OPERATING
             ACTIVITIES                                                (37)              0
                                                                 ---------       ---------

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         (37)              0

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                           237               0
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                        $     200       $       0
                                                                 =========       =========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                                             $       0
                                                                                 =========

       Taxes paid                                                                $       0
                                                                                 =========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for 20/20 Web Design, Inc.                      $   8,620
                                                                                 =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      20/20 Web Design, Inc. was incorporated in August 1995 in the state of Nevada. The corporation is in the business of developing website designs and managing and acquiring subsidiary corporations.

      Cash and Cash Equivalents

      For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Accounting Estimates

      Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Net Loss Per Share

      The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, potentially dilutive securities that would have an antidilutive effect on net loss per share are excluded.

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 INCOME TAXES

                                                                            2000           1999
                                                                          ---------      ---------
      (Loss) from continuing operations before income taxes               $(210,100)     $  (2,513)
                                                                          ---------      ---------

      The provision for income taxes is estimated as follows:

              Currently payable                                           $       0      $       0
                                                                          ---------      ---------
              Deferred                                                    $       0      $       0
                                                                          ---------      ---------

      A reconciliation of the provision for income taxes compared with the amounts at the Federal Statutory rate was as follows:

              Income taxes computed at statutory federal rates            $       0      $       0
                                                                          ---------      ---------
              Income tax per books                                        $       0      $       0
                                                                          ---------      ---------

      Deferred income tax asset and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws

              The net deferred tax is:                                    $       0      $       0
                                                                          ---------      ---------
              The net deferred tax liability is:                          $       0      $       0
                                                                          ---------      ---------

      Temporary differences and carryforwards that give rise to deferred tax assets and liabilities included the following:

                                                                                Deferred Tax
                                                                          ------------------------
                                                                             2000           1999
                                                                          ---------      ---------
              Net operating loss                                          $  50,794      $  19,459
              Less valuation allowance                                       50,794         19,459
                                                                          ---------      ---------

                   Net                                                    $       0      $       0
                                                                          =========      =========

      A reconciliation of the valuation allowance is as follows:

                                                                            2000           1999
                                                                          ---------      ---------
              Balance, beginning of period                                $  19,300      $  19,082

              Addition to allowance for the three months ended
                 March 31, 2000 and 1999                                     31,674            377
                                                                          ---------      ---------

              Balance, end of period                                      $  50,974      $  19,459
                                                                          =========      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 3 TAX CARRYFORWARDS

      The corporation has the following net operating loss carryforwards:

                        Year            Amount          Expiration Date
                        ----            ------          ---------------

                        1998           $  94,200             2018
                        1999              35,524             2019
                        2000             210,100             2020
                                       ---------

                                       $ 339,824
                                       =========

NOTE 4 PRIVATE PLACEMENT OFFERING

      In March 1999, the company had a private placement for 11,500,000 shares of common stock at $0.02 per share. All of the shares were sold and the company realized $230,000 less $2,860 of costs.

NOTE 5 STOCK OPTIONS

      The company does not have any stock options outstanding.

NOTE 6 BUSINESS COMBINATION

      On March 30, 1999, the company completed a merger with 20/20 Web Design, Inc. by exchanging 8,620,000 shares of section 144 restricted common stock for 100% of the outstanding shares of 20/20 Web Design, Inc.

      The merger has been accounted for as a pooling of interest (reverse acquisition as defined by the Securities and Exchange Commission) and the company recorded the merger as follows:

             Increase in common stock
               8,620,000 shares @ .001(cent)par value                    $ 8,620
             Decrease in paid-in capital                                   8,620

      After the merger, the company changed its name to 20/20 Web Design, Inc.

      The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 6 BUSINESS COMBINATION (CONTINUED)

                                                          1999          1998
                                                        ---------     ---------
                  Net sales
                     Trump Oil Corporation              $   2,500     $       0
                     20/20 Web Design, Inc.                     0             0

                  Net (loss)
                     Trump Oil Corporation                (12,000)     (359,441)
                     20/20 Web Design, Inc.                     0             0

      There were no material transactions between Trump Oil Corporation and 20/20 Web Design, Inc. prior to the merger. The effects of conforming 20/20 Web Design, Inc.'s accounting policies to those of Trump Oil Corporation were not material.

NOTE 7 INSURANCE

      The company does not carry liability or worker's compensation insurance.

NOTE 8 WEB DESIGN CONTRACT

      In December 1998, the company entered into a web-design contract which began in September 1999. As compensation for its services, the company will receive 50% of the net sales profits generated by the Internet web site created by the company.

      The initial term of the contract shall be for two years.

      The company has not realize any income on the contract.

NOTE 9 DISCONTINUED OPERATIONS

      The following information is presented for the loss from discontinued operations:

            a. Segment discontinued - subsidiary corporation, Stein's Cake Box, Inc.
            b.    Discontinued date - February 29, 2000
            c.    Manner of disposal - investment written-off as worthless
            d.    Remaining assets and liabilities - none at February 29, 2000
            e.    Income or loss from February 29, 2000 to March 31, 2000 - none
            f.    Proceeds from disposal of assets - none

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 10 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of March 31, 2000 and 1999 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 11 COMPUTATION OF EARNINGS PER SHARE

                                                           2000             1999
                                                       ------------     ------------
      From continuing operations

            Net (loss) from continuing operations      $    (14,444)    $     (2,513)
                                                       ------------     ------------
            Weighted average number of common
               shares outstanding                        10,774,787        9,624,787

            (Loss) per share                           $       (.00)    $       (.00)

      From discontinued operations

            Net (loss) from discontinued operations    $   (195,656)    $          0
                                                       ------------     ------------
            Weighted average number of common
               shares outstanding                        10,774,787        9,624,787

            (Loss) per share                           $       (.02)    $       (.00)

       See Accompanying Notes and Independent Accountants' Review Report.