Form 10QSB
period 2000-06-30
20/20 WEB DESIGN INC
filed 2000-08-30
CIK 1103833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from N/A to N/A

                           Commission File No. 0-29935

                             20/20 WEB DESIGN, INC.
             (Exact name of Registrant as specified in its charter)

          Nevada, USA                                   33-0677140
                                                        ----------
  (State of Incorporation)                   (IRS Employer Identification No.)

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

       Class                                Outstanding at June 30, 2000
Common Stock, $.001                               10,774,787 shares
      par value                                Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes|_|  No |X|

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company is in the development stage. Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received

$250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of June 30, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

      The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

      During the period from August 31, 1995 (inception) through June 30, 2000, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. The revenues received by the Company during this period consisted of $2,500 from its web design and $28,136 in revenues from the bakery operations resulting in a net loss of $34,910 for the period ended December 31, 1999.

      For the six month period ended June 30, 2000, the Company had no revenues or income but recorded a net operating loss of ($219,863) resulting primarily from writing off the loan of $195,000 to Stein's Bakery and approximately $24,100 in general and administrative expenses. For the six month period ended June 30, 1999, the Company had no revenues or income but recorded a net operating loss of ($14,248), resulting from general and administrative expenses. The net loss per share was ($.02) for the period ended June 30, 2000 compared to a no loss per share for the period ended June 30, 1999.

      For the period ended June 30, 2000, the Company had assets of approximately of $120 and current liabilities of approximately $25,000. For the period ended June 30, 1999, the Company had total assets of approximately $215,000 and no current liabilities. Shareholders equity for the period ended June 30, 2000 was approximately ($25,000) compared to total shareholder equity of approximately $215,000 for the period ended June 30, 2000. The difference between the period figures at June 30, 2000 and June 30, 1999 are primarily attributable to Company lending $195,000 to the Cake Box operations and subsequently writing off that loan.

      The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

      The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. It is anticipated that Stein's will likely advance any funds necessary to insure that the Company is able to meet its reporting obligations under the 1934 Act and that these loans will be repaid either when the Company merges or acquires a business or in the event that the loan made to Stein's Bakery is repaid. However, Stein's has not agreed in writing to provide these funds and can only provide these funds to the extent that it has available funds to loan to the Company.

      No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

      The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

Items No. 1, 2, 3, and 4 - Not Applicable.

Item 5 - Other Information

      On My 15, 2000, the Company's president, Shahram Khial, Ph.D., resigned and was replaced by Charles Smith. Mr. Smith was appointed CEO and CFO. Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business, including the audit of companies and tax matters. He is a consultant to various companies ranging from an art distribution company to a junior resource company which is developing a gold property in Sinaloa State, Mexico. Mr. Smith has significant experience in accounting and securities matters. Mr. Smith's business affiliations during the last five years are as follow:

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

Chief Financial Officer and Director - Electrical Generation Technology Corporation - April 2000 to present.

Item No. 6 - Exhibits and Reports on Form 8-K

      (a) No reports on Form 8-K were filed during the three months ended June 30, 2000.

      (b) Exhibits

      99 Financial Statements for the periods ended June 30, 2000 and 1999 27 Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             20/20 WEB DESIGN, INC.

Date: August 24, 2000


                                             By /s/ Charles Smith
                                                --------------------------------
                                                Charles Smith, CEO, CFO

                             20/20 WEB DESIGN, INC.
                              FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT .............................        1

FINANCIAL STATEMENTS

       Balance Sheets ..............................................        2

       Statements of Operations ....................................        3

       Statements of Changes in Stockholders' Equity ...............        4

       Statements of Cash Flows ....................................        5

       Notes to Financial Statements ...............................      6 - 10

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
20/20 Web Design, Inc.
Woodland Hills, California

We have reviewed the accompanying balance sheets of 20/20 Web Design, Inc. as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of 20/20 Web Design, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

August 8, 2000

                             20/20 WEB DESIGN, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                     2000        1999
                                                                  ---------    ---------
CURRENT ASSETS
       Cash and cash equivalents                                  $     119    $ 215,405
                                                                  ---------    ---------

            TOTAL ASSETS                                          $     119    $ 215,405
                                                                  =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable
          Trade                                                   $  24,989    $       0
          Related entity                                                250            0
                                                                  ---------    ---------
            TOTAL CURRENT LIABILITIES                                25,239            0
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock
            Authorized 25,000,000 shares, par
               value .001(cent) per share
            Issued and outstanding - 10,774,787 shares               10,775       10,775
       Paid-in capital in excess of par value of stock              738,719      738,719
       Retained earnings (deficit)                                 (774,614)    (534,089)
                                                                  ---------    ---------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (25,120)     215,405
                                                                  ---------    ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                    $     119    $ 215,405
                                                                  =========    =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     2000              1999
                                                 ------------      ------------

REVENUE                                          $          0      $          0

GENERAL AND ADMINISTRATIVE EXPENSES                    24,207           (14,248)
                                                 ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                (24,207)          (14,248)

INCOME TAXES                                                0                 0
                                                 ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS                     (24,207)          (14,248)

DISCONTINUED OPERATION
   (LOSS) ON INVESTMENT IN STEIN'S
     CAKE BOX, INC                                   (195,656)                0
                                                 ------------      ------------

       NET (LOSS)                                $   (219,863)     $    (14,248)
                                                 ============      ============

NET (LOSS) PER COMMON SHARE

       Basic and diluted
          Continuing operations                  $       (.00)     $       (.00)
          Discontinued operations                        (.02)             (.00)
                                                 ------------      ------------

               Total                             $       (.02)     $       (.00)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                           10,774,787         8,332,287
                                                 ============      ============

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                       Paid in
                                       Number                        Capital in
                                         Of                           Excess of
                                       Common          Common         Par Value        Retained
                                       Shares          Stock          of Stock         Earnings
                                     ----------      ----------      ----------       ----------
BALANCE, JANUARY 1, 1999              1,004,787      $    1,005      $  521,349       $ (519,841)

ISSUANCE OF COMMON STOCK
     FOR 20/20 WEB DESIGN, INC        8,620,000           8,620          (8,620)               0

NET (LOSS) FOR THE SIX
     MONTHS ENDED
     JUNE 30, 1999                            0               0               0          (14,248)
                                     ----------      ----------      ----------       ----------

BALANCE, JUNE 30, 1999                9,624,787           9,625         512,729         (534,089)

NET (LOSS) FOR THE SIX
     MONTHS ENDED
     DECEMBER 31, 1999                        0               0               0          (20,662)

ISSUANCE OF COMMON STOCK
     FOR CASH PER PRIVATE
     PLACEMENT, NET OF FEES           1,150,000           1,150         225,990                0
                                     ----------      ----------      ----------       ----------

BALANCE, DECEMBER 31, 1999           10,774,787          10,775         738,719         (554,751)

NET (LOSS) FOR THE SIX
     MONTHS ENDED
     JUNE 30, 2000                            0               0               0         (219,863)
                                     ----------      ----------      ----------       ----------

BALANCE, JUNE 30, 2000               10,774,787      $   10,775      $  738,719       $ (774,614)
                                     ==========      ==========      ==========       ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                    2000           1999
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                $(219,863)      $ (14,248)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
              Loss on investment in subsidiary                     195,656               0
              Organization costs                                         0           2,513
       Changes in operating assets and liabilities
          Accounts receivable                                       28,173               0
          Accounts payable                                          (4,084)              0
                                                                 ---------       ---------

          NET CASH FLOWS (USED) BY OPERATING
             ACTIVITIES                                               (118)        (11,735)
                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of common stock                                          0         227,140
                                                                 ---------       ---------

          NET CASH FLOWS PROVIDED BY FINANCING
             ACTIVITIES                                                  0         227,140
                                                                 ---------       ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   (118)        215,405

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                           237               0
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                        $     119       $ 215,405
                                                                 =========       =========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                             $       0       $       0
                                                                 =========       =========

       Taxes paid                                                $       0       $       0
                                                                 =========       =========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for 20/20 Web Design, Inc.      $       0       $   8,620
                                                                 =========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

      Net Loss Per Share

      The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, potentially dilutive securities that would have an anti- dilutive effect on net loss per share are excluded.

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

NOTE 2 INCOME TAXES

                                                                           2000          1999
                                                                         ---------     ---------

      (Loss) from continuing operations before income taxes              $(219,863)    $ (14,248)
                                                                         ---------     ---------

      The provision for income taxes is estimated as follows:

              Currently payable                                          $       0     $       0
                                                                         ---------     ---------
              Deferred                                                   $       0     $       0
                                                                         ---------     ---------

      A reconciliation of the provision for income taxes compared with the amounts at the Federal Statutory rate was as follows:

              Income taxes computed at statutory federal rates           $       0     $       0
                                                                         ---------     ---------
              Income tax per books                                       $       0     $       0
                                                                         ---------     ---------

      Deferred income tax asset and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws

              The net deferred tax is:                                   $       0     $       0
                                                                         ---------     ---------
              The net deferred tax liability is:                         $       0     $       0
                                                                         ---------     ---------

      Temporary differences and carryforwards that give rise to deferred tax assets and liabilities included the following:

                                                                              Deferred Tax
                                                                         -----------------------
                                                                           2000           1999
                                                                         ---------     ---------
              Net operating loss                                         $  52,438     $  22,500
              Less valuation allowance                                      52,438        22,500
                                                                         ---------     ---------

              Net                                                        $       0     $       0
                                                                         =========     =========

      A reconciliation of the valuation allowance is as follows:

                                                                            2000         1999
                                                                         ---------     ---------
              Balance, beginning of period                               $  19,300     $  19,082

              Addition to allowance for the six months ended
                   June 30, 2000 and 1999                                   33,138         3,418
                                                                         ---------     ---------
              Balance, end of period                                     $  52,438     $  22,500
                                                                         =========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 3 TAX CARRYFORWARDS

      The corporation has the following net operating loss carryforwards:

                       Year             Amount        Expiration Date
                       ----             ------        ---------------

                       1998           $   94,200           2018
                       1999               35,524           2019
                       2000              219,863           2020
                                      ----------

                                      $  349,587
                                      ==========

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

      The merger has been accounted for as a pooling of interest (reverse acquisition as defined by the Securities and Exchange Commission) and the company recorded the merger as follows:

          Increase in common stock
            8,620,000 shares @ .001(cent) par value                      $ 8,620
          Decrease in paid-in capital                                      8,620

      After the merger, the company changed its name to 20/20 Web Design, Inc.

      The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
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

NOTE 9 DISCONTINUED OPERATIONS

      The following information is presented for the loss from discontinued operations:

            a. Segment discontinued - subsidiary corporation, Stein's Cake Box, Inc.
            b.    Discontinued date - February 29, 2000
            c.    Manner of disposal - investment written-off as worthless
            d.    Remaining assets and liabilities - none at February 29, 2000
            e.    Income or loss from February 29, 2000 to June 30, 2000 - none
            f.    Proceeds from disposal of assets - none

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 10 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 2000 and 1999 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 11 COMPUTATION OF EARNINGS PER SHARE

                                                            2000              1999
                                                        ------------      ------------
        From continuing operations

            Net (loss) from continuing operations       $    (24,207)     $    (14,248)
                                                        ------------      ------------
            Weighted average number of common
               shares outstanding                         10,774,787         8,332,287

            (Loss) per share                            $       (.00)     $       (.00)

        From discontinued operations

            Net (loss) from discontinued operations     $   (195,656)     $          0
                                                        ------------      ------------
            Weighted average number of common
               shares outstanding                         10,774,787         8,332,287

            (Loss) per share                            $       (.02)     $       (.00)

        See Accompanying Notes and Independent Accountants' Review Report