Form 10QSB/A
period 2000-03-31
20/20 WEB DESIGN INC
filed 2000-10-02
CIK 1103833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                  or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from N/A to N/A

                           Commission File No. 0-29935

                             20/20 WEB DESIGN, INC.
             (Exact name of Registrant as specified in its charter)

                  Nevada, USA                     33-0677140
          ------------------------     ---------------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                         Outstanding at March 31, 2000
        Common Stock, $.001                        10,774,787 shares
             par value                          ----------------------
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

                                     20/20 WEB DESIGN, INC.

Date: September 29, 2000
                                     By /s/ Charles Smith
                                        -----------------------
                                        Charles Smith, CEO, CFO