Form 10QSB
period 2000-09-30
20/20 WEB DESIGN INC
filed 2000-11-14
CIK 1103833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from N/A to N/A

                           Commission File No. 0-29935

                             20/20 WEB DESIGN, INC.
             (Exact name of Registrant as specified in its charter)

      Nevada, USA                                          33-0677140
(State of Incorporation)                                   ----------
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

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                                 Outstanding at Sept. 30, 2000
Common Stock, $.001                               10,774,787 shares
      par value                                   -----------------
                                               Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

20/20 WEB DESIGN, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

A financial statement, unaudited and included herein, beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.

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

On February 29, 2000, the Company's President, CEO and director, Randy Sutton, resigned as an officer and director of both the Company and Stein's. The Bakery had agreed to repay the Company the $195,000 lent to pay off certain construction debts of the Bakery as part of the Cake Box Letter of Intent although it is uncertain when the Bakery will be able to repay the loan. The Company has written off its investment in the Cake Box but will still attempt to collect the debt. On October 13, 2000, the Bakery filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. It appears unlikely that the Company will be repaid the loan.

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

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through September 30, 2000, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company.

The Company realized a net loss of ($8,308) from operations for the three month period ended September 30, 2000 compared to a loss of ($7,645) for the three month period ended September 30, 1999. For the three month period ended September 30, 2000, the Company had no revenues. The Company also had no revenues for the three month period ended September 30, 1999. The net loss per share for the three month period ended September 30, 2000 was ($.00) per share compared to a net loss per share of ($.00) for the three month period ended September 30, 1999.

The Company realized a net loss of ($228,172) for the nine months ended September 30, 2000 compared to a net loss of ($21,893) for the nine months ended September 30, 1999. The difference in net loss between these two periods is the write-off of the $195,000 loan to the Bakery. The Company had no revenues for the nine month period ended September 30, 2000 compared to no revenues for the nine month period ended September 30, 1999. The net loss per share for the nine month period ended September 30, 2000 was ($.02) per share compared to a net loss per share of ($.00) for the nine month period ended September 30, 1999.

The Company had costs and expenses of $8,308 for the three month period ended September 30, 2000 compared to costs and expenses of $7,645 for the three month period ended September 30, 1999. The Company's expenses consist of professional fees, rent expense and interest expense along with general office expenses and the costs of filing periodic reports with the SEC.

The Company's assets at September 30, 2000 were $89 compared to approximately $208,000 at September 30, 1999. The difference is due to write-off of the $195,000 loan to the Bakery. The Company's liabilities at September 30, 2000 were approximately $34,000 compared to no liabilities at September 30, 1999. Much of the difference between this two periods is due to the Company's lack of cash to pay its accounts payable. The largest liability of the Company at September 30, 2000 is its accounts payable - trade of approximately $32,000 compared to no account payable for the prior year's period. The Company's current liabilities at September 30, 2000 consist of its account payable of approximately $34,000. At September 30, 1999, the Company had no current liabilities.

Total shareholder equity decreased from $207,760 at September 30, 1999 to ($33,429) at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage. Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of September 30, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

As of September 30, 2000, the Company had negative working capital of approximately $34,000 consisting of $89 in current assets and $33,518 in current liabilities. The Company had working capital of approximately $208,000 at September 30, 1999 consisting of cash. If the Company is presented with business opportunities, it will have to raise money to finance the business opportunity, of which there can be no assurance that it will be successful in locating other sources of capital or financing.

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

PART II

Items No. 1, 2, 3, and 4 - Not Applicable.

Item 5 - Other Information

On October 27, 2000, the Company's Chairman of the Board, Irving Einhorn, resigned and was replaced by Mehrdad Alborz. Mr. Alborz is an attorney in Los Angeles, CA.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2000.

(b) Exhibits

99 Financial Statements for the periods ended September 30, 2000 and 1999 27 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        20/20 WEB DESIGN, INC.

Date: November 9, 2000


                                        By /s/ Charles Smith
                                           -------------------------------------
                                           Charles Smith, CEO, CFO

                             20/20 WEB DESIGN, INC.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT .................................      1

FINANCIAL STATEMENTS

       Balance Sheets ..................................................      2

       Statements of Operations ........................................      3

       Statements of Changes in Stockholders' Equity (Deficit) .........      4

       Statements of Cash Flows ........................................      5

       Notes to Financial Statements ................................... 6 - 10

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
20/20 Web Design, Inc.
Woodland Hills, California

We have reviewed the accompanying balance sheets of 20/20 Web Design, Inc. as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of 20/20 Web Design, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

October 16, 2000

                             20/20 WEB DESIGN, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                               2000            1999
                                                            ---------       ---------
CURRENT ASSETS
       Cash and cash equivalents                            $      89       $ 207,760
                                                            ---------       ---------
            TOTAL ASSETS                                    $      89       $ 207,760
                                                            =========       =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable
          Trade                                             $  31,701       $       0
          Related entity                                        1,817               0
                                                            ---------       ---------
            TOTAL CURRENT LIABILITIES                          33,518               0
                                                            ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock
            Authorized 25,000,000 shares, par
               value .001(cent) per share
            Issued and outstanding - 10,774,787 shares         10,775          10,775
       Paid-in capital in excess of par value of stock        738,719         738,719
       Retained earnings (deficit)                           (782,923)       (541,734)
                                                            ---------       ---------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (33,429)        207,760
                                                            ---------       ---------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                              $      89       $ 207,760
                                                            =========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                              Three                   Nine                 Three                  Nine
                                              Months                 Months                Months                Months
                                              Ended                  Ended                 Ended                 Ended
                                           September 30,          September 30,          September 30,         September 30,
                                               2000                   2000                  1999                  1999
                                           -------------          -------------          -------------         -------------
REVENUE                                    $          0           $          0           $         0           $         0

GENERAL AND
ADMINISTRATIVE
   EXPENSES                                       8,308                 32,515                 7,645                21,893
                                           ------------           ------------           -----------           -----------
(LOSS) FROM CONTINUING
   OPERATIONS
   BEFORE INCOME TAXES                           (8,308)               (32,515)               (7,645)              (21,893)

INCOME TAXES                                          0                      0                     0                     0
                                           ------------           ------------           -----------           -----------
(LOSS) FROM CONTINUING
   OPERATIONS                                    (8,308)               (32,515)               (7,645)              (21,893)

DISCONTINUED OPERATIONS
   (LOSS) ON INVESTMENT IN
   STEIN'S CAKE BOX, INC                              0               (195,657)                    0                     0
                                           ------------           ------------           -----------           -----------
       NET (LOSS)                          $     (8,308)          $   (228,172)          $    (7,645)          $   (21,893)
                                           ============           ============           ===========           ===========
NET (LOSS) PER COMMON
   SHARE

       Basic and diluted
          Continuing operations            $        .00           $        .00           $       .00           $       .00
          Discontinued operations                   .00                   (.02)                  .00                   .00
                                           ------------           ------------           -----------           -----------
                Total                      $        .00           $       (.02)          $       .00           $       .00
                                           ============           ============           ===========           ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING
       Basic and diluted                     10,774,787             10,774,787             8,332,287             8,332,287
                                           ============           ============           ===========           ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                               Paid in
                                           Number                            Capital in
                                             Of                               Excess of
                                           Common             Common          Par Value            Retained
                                           Shares              Stock           of Stock            Earnings
                                         ----------          -------          -----------          ---------
BALANCE, JANUARY 1, 1999                  1,004,787          $ 1,005          $ 521,349           $(519,841)

ISSUANCE OF COMMON STOCK
     FOR 20/20 WEB DESIGN, INC            8,620,000            8,620             (8,620)                  0

NET (LOSS) FOR THE NINE
     MONTHS ENDED
     SEPTEMBER 30, 1999                           0                0                  0             (21,893)
                                         ----------          -------          ---------           ---------
BALANCE, SEPTEMBER 30, 1999               9,624,787            9,625            512,729            (541,734)

NET (LOSS) FOR THE THREE
     MONTHS ENDED
     DECEMBER 31, 1999                            0                0                  0             (13,017)

ISSUANCE OF COMMON STOCK
     FOR CASH PER PRIVATE
     PLACEMENT, NET OF FEES               1,150,000            1,150            225,990                   0
                                         ----------          -------          ---------           ---------
BALANCE, DECEMBER 31, 1999               10,774,787           10,775            738,719            (554,751)

NET (LOSS) FOR THE NINE
     MONTHS ENDED
     SEPTEMBER 30, 2000                           0                0                  0            (228,172)
                                         ----------          -------          ---------           ---------
BALANCE, SEPTEMBER 30, 2000              10,774,787          $10,775          $ 738,719           $(782,923)
                                         ==========          =======          =========           =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                        2000                 1999
                                                                     ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                    $(228,172)          $ (21,893)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
              Loss on investment in subsidiary                         195,656                   0
              Organization costs                                             0               2,513
       Changes in operating assets and liabilities:
          Accounts receivable                                           28,173                   0
          Accounts payable                                               4,195                   0
                                                                     ---------           ---------
          NET CASH FLOWS (USED) BY OPERATING
             ACTIVITIES                                                   (148)            (19,380)
                                                                     ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of common stock                                              0             227,140
                                                                     ---------           ---------
          NET CASH FLOWS PROVIDED BY FINANCING
             ACTIVITIES                                                      0             227,140
                                                                     ---------           ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       (148)            207,760

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                               237                   0
                                                                     ---------           ---------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                            $      89           $ 207,760
                                                                     =========           =========
SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                                 $       0           $       0
                                                                     =========           =========
       Taxes paid                                                    $       0           $       0
                                                                     =========           =========

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for 20/20 Web Design, Inc.          $       0           $   8,620
                                                                     =========           =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      20/20 Web Design, Inc. was incorporated in August 1995 in the state of Nevada. The corporation is in the business of managing and acquiring subsidiary corporations.

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

      Net Loss Per Share

      The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, potentially dilutive securities that would have an anti-dilutive effect on net loss per share are excluded.

       See Accompanying Notes and Independent Accountants' Review Report.

NOTE 2 CASH IN BANK

      At September 30, 1999, the company had $207,760 deposited in one banking institution. Only $100,000 of the balance is insured by the Federal Deposit Insurance Corporation.

NOTE 3 INCOME TAXES

                                                                        2000          1999
                                                                     ---------      --------
(Loss) from continuing operations before income taxes                $(228,172)     $(21,893)
                                                                     ---------      --------
The provision for income taxes is estimated as follows:

        Currently payable                                            $       0      $      0
                                                                     ---------      --------
        Deferred                                                     $       0      $      0
                                                                     ---------      --------
A reconciliation of the provision for income taxes compared with the amounts at the Federal Statutory rate was as follows:

        Income taxes computed at federal statutory rates             $       0      $      0
                                                                     ---------      --------
        Income tax per books                                         $       0      $      0
                                                                     ---------      --------
Deferred income tax asset and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws

        The net deferred tax is:                                     $       0      $      0
                                                                     ---------      --------
        The net deferred tax liability is:                           $       0      $      0
                                                                     ---------      --------
Temporary differences and carryforwards that give rise to
deferred tax assets and liabilities included the following:

                                                                           Deferred Tax
                                                                     -----------------------
                                                                        2000          1999
                                                                     ---------      --------
        Net operating loss                                           $  53,700      $ 23,650
        Less valuation allowance                                        53,700        23,650
                                                                     ---------      --------
             Net                                                     $       0      $      0
                                                                     =========      ========
A reconciliation of the valuation allowance is as follows:
                                                                        2000          1999
                                                                     ---------      --------
        Balance, beginning of period                                 $  19,300      $ 19,082

        Addition to allowance for the nine months ended
           September 30, 2000 and 1999                                  34,400         4,568
                                                                     ---------      --------
        Balance, end of period                                       $  53,700      $ 23,650
                                                                     =========      ========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 4 NET OPERATING LOSS CARRYFORWARDS

      The corporation has the following net operating loss carryforwards:

                  Year                 Amount            Expiration Date
                --------           -------------       -------------------

                  1998               $  94,200               2018
                  1999                  35,524               2019
                  2000                 228,172               2020
                                     ---------
                                     $ 357,896
                                     =========

      Future changes in ownership may limit the ability of the company to utilize these net operating loss carryforwards prior to their expiration.

NOTE 5 PRIVATE PLACEMENT OFFERING

      In March 1999, the company had a private placement for 11,500,000 shares of common stock at $0.02 per share. All of the shares were sold and the company realized $230,000 less $2,860 of costs.

NOTE 6 STOCK OPTIONS

      The company does not have any stock options outstanding.

NOTE 7 BUSINESS COMBINATION

      On March 30, 1999, the company completed a merger with 20/20 Web Design, Inc. by exchanging 8,620,000 shares of section 144 restricted common stock for 100% of the outstanding shares of 20/20 Web Design, Inc.

      The merger has been accounted for as a pooling of interest and the company recorded the merger as follows:

                Increase in common stock
                   8,620,000 shares @ .001(cent)par value                 $8,620
                Decrease in paid-in capital                                8,620

      After the merger, the company changed its name to 20/20 Web Design, Inc.

      The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 7 BUSINESS COMBINATION (CONTINUED)

                                                     1999                1998
                                                   --------           ---------
Net sales
   Trump Oil Corporation                           $  2,500           $       0
   20/20 Web Design, Inc.                                 0                   0

Net (loss)
   Trump Oil Corporation                            (12,000)           (359,441)
   20/20 Web Design, Inc.                                 0                   0

      There were no material transactions between Trump Oil Corporation and 20/20 Web Design, Inc. prior to the merger. The effects of conforming 20/20 Web Design, Inc.'s accounting policies to those of Trump Oil Corporation were not material.

NOTE 8 INSURANCE

      The company does not carry liability or worker's compensation insurance.

NOTE 9 WEB DESIGN CONTRACT

      In December 1998, the company entered into a web-design contract which began in September 1999. As compensation for its services, the company will receive 50% of the net profits generated by the Internet web site created by the company.

      The initial term of the contract shall be for two years.

      The company has not realized any income on the contract.

NOTE 10 DISCONTINUED OPERATIONS

      The following information is presented for the loss from discontinued operations:

            a. Segment discontinued - subsidiary corporation, Stein's Cake Box, Inc.
            b.    Discontinued date - February 29, 2000
            c.    Manner of disposal - investment written-off as worthless
            d.    Remaining assets and liabilities - none at February 29, 2000
            e. Income or loss from February 29, 2000 to September 30, 2000 - none
            f.    Proceeds from disposal of assets - none

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 11 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of September 30, 2000 and 1999 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 12 COMPUTATION OF EARNINGS PER SHARE

                                                       2000             1999
                                                  ------------      -----------
From continuing operations

      Net (loss) from continuing operations       $    (32,515)     $   (14,248)
                                                  ------------      -----------
      Weighted average number of common
         shares outstanding                         10,774,787        8,332,287

      (Loss) per share                            $       (.00)     $      (.00)
                                                  ============      ===========
From discontinued operations

      Net (loss) from discontinued operations     $   (195,656)     $         0
                                                  ------------      -----------
      Weighted average number of common
         shares outstanding                         10,774,787        8,332,287

      (Loss) per share                            $       (.02)     $      (.00)
                                                  ============      ===========

       See Accompanying Notes and Independent Accountants' Review Report.