Form 10KSB
period 2000-12-31
20/20 WEB DESIGN INC
filed 2001-03-30
CIK 1103833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2000

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________  to _____________.

                         Commission File Number: 0-29935

                             20/20 WEB DESIGN, INC.
                 (Name of Small Business Issuer in its charter)

      Nevada                                    33-0677140
      ------                                    ----------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification Number)

             21800 Oxnard Street Suite 440, Woodland Hills CA 91367
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number:  (818) 598-6780
                            --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

State Issuer's Revenues for its most recent fiscal year: $0

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2000 were 10,774,787. The aggregate number of shares of the voting stock held by non-affiliates on March 20, 2001 was 2,154,787. The market value of these shares, computed by reference to the market closing price on March 20, 2001 was $8,619,148. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. BUSINESS

A) General

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

In 1999, the Company continued the business of the Colorado corporation it acquired and continued to design and maintain web sites for small, private companies. The Company's clients included a jewelry store, a gift basket company and certain other small companies. The revenues received from these operations were minimal. The Company still has an outstanding contract with Image Jewelers, Inc. whereby the Company is entitled to half of the net profits generated from sales on its web site (www.imagejewelry.com) but the Company has received no revenue from this agreement and does not anticipate receiving much in the way of revenues from this agreement. Any revenues to be received will be minimal.

In December, 1999, the Company formed a wholly owned subsidiary, Stein's Cake Box ("Cake Box"), a Nevada corporation. The Company entered into a letter of intent with a bakery operation in Lewisville, Texas controlled by the Company's president, Randy Sutton. The Company lent $195,000 to Cake Box in connection with the letter of intent. Cake Box used the $195,000 to pay some of the construction costs of a proposed bakery operation estimated to ultimately cost a total of $750,000. The proposed construction project was to expand an existing bakery operation located at the same location, College Connection, Inc. dba Stein's Bakery (the "Bakery"), also run by Mr. Sutton. In late February, 2000, the Company and the Bakery mutually agreed to cancel their letter of intent concerning Cake Box, although the Bakery remains liable to repay the $195,000 it acquired from Cake Box. However, the Company has written off this debt although it still continues its efforts to collect this sum. On February 29, 2000, the Company's President, CEO and director, Randy Sutton, resigned as an officer and director of both the Company and Stein's. On October 13, 2000, the Bakery filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. It appears unlikely that the Company will be repaid the loan. The Chapter 11 filed was subsequently converted to a Chapter 7 and the Bakery has ceased operations.

Following the Company's lack of success with the Cake Box venture, the Company determined that it would remain inactive and that the Company would seek suitable acquisition candidates. The Company can be defined as a shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

In February 2001, the Company entered into a letter of intent with BentleyTel.com, Inc. ("BentleyTel"), a Nevada corporation, to acquire BentleyTel in a statutory merger. The terms of the proposed acquisition require, among other things, that the Company to increase its authorized capital from twenty five million shares of common stock to one hundred million shares, approve a forward-split of one-for-four and change its name to "BentleyTel, Inc." It is anticipated that the transaction will close on or about March 31, 2001.

The Company's office is located at 21800 Oxnard Street, Suite 440, Woodland Hills, California 91367.

As of December 31, 2000, the Company had no employees.

Item 2. Properties.

The Company presently shares office space with a related entity and its attorney. The Company's portion of the monthly rent is approximately $1,500 and the lease expires in 2002. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "TWEB" and CUSIP #90136K-
103. The common stock commenced trading in April, 1997 and was de-listed on May 3, 2000 from the Bulletin Board. From May until November, the Company's common stock was quoted in the OTC "pink sheets." The Company's stock is now traded on the OTC Electronic Bulletin Board. As of December 31, 2000, the Company had 10,774,787 shares of its common stock issued and outstanding, of which 2,154,787 were held by non-affiliates.

      The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2000.

Period                      High Bid                   Low Bid
--------------------------  -------------------------- -------------------------

1st Qtr 2000                4.00                       3.00
--------------------------  -------------------------- -------------------------

2nd Qtr 2000                3.00                       1.75
--------------------------  -------------------------- -------------------------

3rd Qtr 2000                3.00                       1.75
--------------------------  -------------------------- -------------------------

4th Qtr 2000                 .375                      1.00
--------------------------  -------------------------- -------------------------

The NASD and the "pink sheets" provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions. In addition, in March, 1999, the Company approved a one-for-ten reverse stock split as part of its acquisition of 20/20 Web Design, Inc. The prices for the second quarter of 1999 and subsequent quarters are the high and low bid prices post-split.

As of December 31, 2000, the Company estimates there are 60 "holders of record" of its common stock and estimates that there are approximately 75 beneficial shareholders of its common stock. The Company has authorized 100,000,000 shares of common stock, par value $.001.

Item 6. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders' equity other than receipts of proceeds from offerings of its capital stock. The Company received $230,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised $158,354 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of December 31, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At December 31, 2000, the Company had negative working capital of approximately ($40,000) which consisted of current assets of $59 and current liabilities of $39,847. The Company's assets at December 31, 2000 consisted of cash of $59. At December 31, 1999, the Company had current assets of approximately $208,410 which consisted of accounts receivable. At December 31, 1999, the Company had current liabilities of approximately $314,000, resulting in negative working capital of approximately ($285,000). The current liabilities of the Company at December 31, 2000 are composed primarily of accounts payable for legal and accounting expenses.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2000, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. The Company had no revenue or income during this period and recorded a net loss of ($234,531) for the period ended December 31, 2000. This loss was primarily the loss recognized from the loan made to Stein's Bakery of $195,000 and general and administrative expenses of approximately $39,000. For the year ended December 31, 1999, the Company had revenues of $2500 from its web design with a net loss of ($34,910) resulting from general and administrative expenses. The net loss per share was ($.02) for the year ended December 31, 2000 compared to a loss per share of nil for the year ended December 31, 1999.

For the year ended December 31, 2000, the Company had assets of approximately of $60 and current liabilities of approximately $40,000. For the year ended December 31, 1999, the Company had total assets of approximately $508,000 and current liabilities of approximately $314,000. Shareholders' equity(deficit) for the year ended December 31, 2000 was approximately ($40,000) compared to shareholders' equity of approximately $195,000 at December 31, 1999. The difference between the year end figures from 1999 to 2000 is primarily attributable to the Cake Box operations and the Company's write off of that loan.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2000 and December 31, 1999 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on August 31, 1995 as Visioneering Corporation. On January 12, 1996, the Company amended its Articles of Incorporation to change its name to Asiamerica Energy Corporation, to Care Financial Corporation in April 29, 1996 and to Trump Oil Corporation on May 15, 1997. In March, 1999, the Company entered into a letter of intent to acquire 20/20 Web Design, Inc., a Colorado corporation wholly owned by Stein's Holdings, Inc. fka Multi-Source Capital, Ltd. As part of that transaction, the Company issued 8,620,000 shares of its common stock to Stein's with the result that Stein's owns 80% of the issued and outstanding shares of the Company. The Company also approved a ten-for-one reverse stock split as part of that transaction.

Since the agreements described above, the Company has financed its activities through the distribution of equity capital, including private placements of its common stock resulting in the Company raising capital of $749,494 from 1995 to the present. The Company used the proceeds from these offerings to fund its proposed operations, to pay salaries, to pay general and administrative expenses and any necessary expenses.

In February, 2001, the Company entered into a letter of intent to acquire BentleyTel.com, Inc., a Nevada corporation, engaged in the business of developing a "Smart-e-Card"(TM) which is the next generation of ATM card allowing users to cash checks at an ATM, purchase money orders, re-charge a phone card and many other uses, including worldwide availability. BentleyTel has subsidiaries operating in the telecommunications and computer fields in the Philippines, Malaysia and Australia. As part of the merger agreement, the Company increased its authorized capital from 25,000,000 shares of common stock to 100,000,000 shares of common stock, will approve a forward split of one-for-four and will change its name to "BentleyTel, Inc." upon completion of the merger, which is anticipated to close at the end of March.

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination or if the proposed business combination with BentleyTel is unsuccessful.

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. It is anticipated that Stein's will likely advance any funds necessary to insure that the Company is able to meet its reporting obligations under the 1934 Act and that these loans will be repaid either when the Company merges or acquires a business or in the event that the loan made to Stein's Bakery is repaid. However, Stein's has not agreed in writing to provide these funds and can only provide these funds to the extent that it has available funds to loan to the Company. If the merger with BentleyTel is completed, then the Company will have revenues to fund its operations but will also have a great many more financial commitments to meet.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has been dormant and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from offerings conducted under Rule 504 of Regulation D. The Company's balance sheet as of December 31, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7. Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                    Age         Positions Held and Tenure
--------------------------------------------------------------------------------
Charles Smith           50          CEO, CFO and Director since May 15, 2000

James Smith             56          Director since April 1, 1999

Christopher L. Burnell  27          Secretary and Director since Feb. 15, 1999

The Directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Director.

The Directors and Officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which each will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Business Experience. The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

JAMES H. SMITH: Mr. Smith has over 30 years of experience in automotive, electronic component manufacturing and distribution, and pharmaceutical wholesaling. Currently, Mr. Smith is chief operations officer of Nexion, Inc. Previously, Mr. Smith was chief operating officer of Decision Dynamix, Inc. Prior to that, Mr. Smith served as the president for McKesson Drug Company, which is an $11 billion wholesaler of pharmaceutical and generic products, home health care, and health and beauty care products. Prior to McKesson, Mr. Smith served as the president for the world's largest electronic component distributor, Hamilton Hallmark, which is a division of Avnet, Inc. Mr. Smith led the consolidation of Hamilton/Avnet with its third largest competitor, Hallmark Electronics. Mr. Smith also served as corporate senior vice president of Avnet, Inc.

Mr. Smith spent sixteen years with electronic component manufacturing companies:
Harris Semiconductor, Rockwell Microelectronics, ITT Semiconductor Components Group, Texas Instruments, and International Rectifier. Mr. Smith's vast experience stems from holding positions in sales, sales management, product line marketing, customer services, advertising, and worldwide sales and marketing with offshore profit and loss responsibility.

Mr. Smith graduated from Michigan State University with a Bachelor of Arts in Economics.

Mr. Smith is a director of Stein's Holdings, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "SNHS." He also acts as director and president of National

Healthcare Technology, Inc., a publicly held company traded on the OTC Electronic Bulletin Board under "NHKT."

CHARLES SMITH. Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business, including the audit of companies and tax matters. He is a consultant to various companies ranging from an art distribution company to a junior resource company which is developing a gold property in Sinaloa State, Mexico. Mr. Smith has significant experience in accounting and securities matters.

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

Chief Financial Officer and Director - Electrical Generation Technology Corporation - April 2000 to present.

Mr. Smith is a director of Stein's Holdings, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "SNHS."

CHRISTOPHER BURNELL. Mr. Burnell joined the Company as a director in February, 1999. Mr. Burnell is a director and chief operating officer of Stein's Holdings, Inc., majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "SNHS." Mr. Burnell presently is co-owner of a Play It Again Sports store in Escondido, California. Mr. Burnell previously held Series 7, 63 and 24 licenses from the National Association of Securities Dealers, Inc. ("NASD") and worked for several NASD member firms.

Mr. Burnell attended Southwestern College and Grossmont College.

CONFLICTS OF INTEREST

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company's Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's Officers and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's Officers and Directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 10. Executive Compensation.

During fiscal 2000, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in- control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2000, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                        Position                            Filed Reports
----

Irving M. Einhorn           Director                            No
James Smith                 Director                            Yes
Stein's Holdings, Inc.      Shareholder                         No
Charles Smith               Director, CEO, CFO                  No
Christopher Burnell         Director, Secretary                 No

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

There were 10,774,787 shares of the Company's common stock issued and outstanding on December 31, 2000. There are no preferred shares authorized. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses            Number of Shares         Percent of
                               Owned Beneficially      Beneficially Owned Shares

Cede and Co.(1)                           614,118                 5.7%
P.O. Box 22
New York NY  10274

Charles Smith (2)                               0                 0.0%
21800 Oxnard Street Ste. 440
Woodland Hills CA  91367

Christopher Burnell (2)                         0                 0.0%
21800 Oxnard Street Ste. 440
Woodland Hills CA  91367

James H. Smith (2)                              0                 0.0%
348 Georgetown Ave
San Mateo, CA  94402

Stein's Holdings, Inc.(3)               8,620,000               80.00%
21800 Oxnard Street Ste 440
Woodland Hills CA  91367

(1) Cede owns the shares as nominee for the shareholders who have placed their shares in street name. Cede does not have investment power for the shares nor voting power of the shares.
(2) Denotes officer or director. All officers and directors are also officers and directors of Stein's Holdings, Inc. which is the majority shareholder of the Company.
(3) The control persons of Stein's are the officers and directors of the
Company: Christopher Burnell, James Smith, and Charles Smith. These persons have both investment and voting power for the 8,620,000 shares beneficially owned by Stein's.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company, except the proposed acquisition of BentleyTel.

Item 12. Certain Relationships and Related Transactions.

The Company shares office space with its attorney and with a shareholder of the Company who has loaned the Company money to fund its operations for the ast year. The Company's portion of the rent is approximately $1,500 per month and the lease runs through November, 2002.

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated January 11, 2000
Balance Sheet for the Fiscal Years Ended December 31, 2000 and 1999
Statement of Operations for the Fiscal Years Ended December 31, 2000 and 1999 Statement of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.
Financial Data Schedule

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001                    20/20 WEB DESIGN, INC.


                                  /s/ Charles Smith
                                  -----------------
                                  Charles Smith, CEO, CFO, Director

March 29, 2001                    /s/ Christopher Burnell
                                  ------------------------------------------
                                  Christopher Burnell, Secretary, Director


March 29, 2001                    /s/ James Smith
                                  ------------------------------------------
                                  James Smith, Director

                             20/20 WEB DESIGN, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                    TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT .....................................            1

FINANCIAL STATEMENTS

       Balance Sheets.............................................            2

       Statements of Operations...................................            3

       Statement of Stockholders' Equity (Deficit)................            4

       Statements of Cash Flows...................................            5

       Notes to Financial Statements..............................          6-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
20/20 Web Design, Inc. and Subsidiary

We have audited the accompanying balance sheet of 20/20 Web Design, Inc. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the consolidated balance sheet of 20/20 Web Design Inc. and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 20/20 Web Design, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

Moffitt & Company, P.C.
Scottsdale, Arizona

January 11, 2001

                      20/20 WEB DESIGN, INC. AND SUBSIDIARY
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                         ASSETS

                                                                            Restated
                                                               2000           1999
                                                           ------------   ------------
CURRENT ASSETS
       Cash and cash equivalents                           $         59   $        237
       Accounts receivable                                            0         28,173
                                                           ------------   ------------

            TOTAL CURRENT ASSETS                                     59         28,410

PROPERTY AND EQUIPMENT                                                0         80,204
                                                           ------------   ------------

            TOTAL ASSETS                                   $         59   $    508,614
                                                           ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable
          Trade                                            $     39,847   $       1,403
          Related entity                                              0         312,468
                                                           ------------   -------------

            TOTAL CURRENT LIABILITIES                            39,847         313,871
                                                           ------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock
          Authorized 25,000,000 shares, par
             value $0.001 per share
          Issued and outstanding - 10,774,787 shares             10,775          10,775
       Paid-in capital in excess of par value of stock          738,719         738,719
       Retained earnings (deficit)                             (789,282)       (554,751)
                                                           ------------   -------------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (39,788)        194,743
                                                           ------------   -------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                             $         59   $     508,614
                                                           ============   =============

            See Accompanying Notes and Independent Auditors' Report.

                      20/20 WEB DESIGN, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                            Restated
                                                               2000           1999
                                                           ------------   ------------
REVENUE                                                    $          0   $      2,500

EXPENSES
       General and administrative expenses                       38,874         37,936
                                                           ------------   ------------

(LOSS) FROM CONTINUING OPERATIONS                               (38,874)       (35,436)
                                                           ------------   ------------

DISCONTINUED OPERATION
       Loss on liquidation of investment in Stein's
          Cake Box, Inc.                                       (195,657)             0
       Income on investment in Stein's Cake Box, Inc.                 0            526
                                                           ------------   ------------

           TOTAL DISCONTINUED OPERATIONS                       (195,657)           526
                                                           ------------   ------------

NET (LOSS)                                                 $   (234,531)  $    (34,910)
                                                           ============   ============

NET (LOSS) PER COMMON SHARE

       Basic and diluted:

          Continuing operations                            $       (.00)  $       (.00)
          Discontinued operations                                  (.02)          (.00)
                                                           ------------   ------------

           TOTAL                                           $       (.02)  $       (.00)
                                                           ============   ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                                     10,774,787     10,774,787
                                                           ============   ============

            See Accompanying Notes and Independent Auditors' Report.

                          20/20 WEB DESIGN, INC. AND SUBSIDIARY
                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 Paid in
                                       Number                  Capital in
                                         Of                     Excess of     Retained
                                       Common       Common      Par Value     Earnings
                                       Shares        Stock      of Stock      (Deficit)
                                    -----------   ----------   -----------   -------------
BALANCE, JANUARY 1, 1999               1,004,78   $    1,005   $   521,349    $   (519,841)

ISSUANCE OF COMMON STOCK
   FOR CASH PER PRIVATE
   PLACEMENT                          1,150,000        1,150       228,850               0

COST TO ACQUIRE FINANCING
   FOR PRIVATE PLACEMENT                      0            0        (2,860)              0

ISSUANCE OF COMMON STOCK
     FOR 20/20 WEB DESIGN, INC.       8,620,000        8,620        (8,620)              0

NET (LOSS) FOR THE YEAR
     ENDED DECEMBER 31, 1999                  0            0             0         (34,910)
                                    -----------   ----------   -----------   -------------

BALANCE, DECEMBER 31, 1999           10,774,787       10,775       738,719        (554,751)

NET (LOSS) FOR THE YEAR
     ENDED DECEMBER 31, 2000                  0            0             0        (234,531)
                                    -----------   ----------   -----------   -------------

BALANCE, DECEMBER 31, 2000           10,774,787   $   10,775  $    738,719  $     (789,282)
                  === ====           ==========   ==========  ============  ==============

            See Accompanying Notes and Independent Auditors' Report.

                          20/20 WEB DESIGN, INC. AND SUBSIDIARY
                                 STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                              Restated
                                                                  2000          1999
                                                               -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                              $  (234,531)  $  (34,910)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Loss on liquidation of investment in Stein's
               Cake Box, Inc.                                      195,656            0
             Organization costs                                          0        2,513
       Changes in operating assets and liabilities:
          Accounts receivable                                       28,173      (28,173)
          Accounts payable                                          10,524       28,667
                                                               -----------   ----------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                               (178)     (31,903)
                                                               -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                               0     (195,000)
                                                               -----------   ----------

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                                  0     (195,000)
                                                               -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from issuance of common stock                        0      227,140
                                                               -----------   ----------

          NET CASH PROVIDED BY
             FINANCING ACTIVITIES                                        0      227,140
                                                               -----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        (178)         237

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           237            0
                                                               -----------   ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $        59   $      237
                                                               ===========   ==========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                           $         0   $        0
                                                               ===========   ==========

       Taxes paid                                              $         0   $        0
                                                               ===========   ==========

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for 20/20 Web Design, Inc.    $         0   $    8,620
                                                               ===========   ==========

       Related party payable for acquisition of property and
          equipment                                            $         0   $  285,204
                                                               ===========   ==========

                See Accompanying Notes and Independent Auditors' Report.

                      20/20 WEB DESIGN, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Business

            20/20 Web Design, Inc. (hereinafter referred to as the Company) was incorporated in August 1995 in the state of Nevada. The Company is in the business of managing and acquiring subsidiary corporations.

            Stein's Cake Box, Inc. was incorporated in December 1999 in the state of Texas. The corporation was in the business of selling bakery products to retail establishments in the Dallas, Texas, metropolitan area. (See Note 13 for discontinuance of operations)

            Principles of Consolidation

            For 1999, the consolidated financial statements include the accounts of 20/20 Web Design, Inc. and its wholly owned subsidiary, Stein's Cake Box, Inc.

            All material inter-company accounts and transactions have been eliminated.

            Corporation Name Changes

            The corporation has changed its name as follows:

                1.     At date of incorporation - Visioneering Corporation
                2.     January 12, 1996 - Asiamerica Energy Group, Inc.
                3.     April 29, 1996 - Care Financial Group, Inc.
                4.     May 15, 1997 - Trump Oil Corporation
                5.     April 23, 1999 - 20/20 Web Design, Inc.

            Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Property and Equipment

            Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

            At December 31, 1999, the Company was not depreciating the property and equipment as the $480,204 of property and equipment was all construction in process and the assets were not completed or placed in service.

            See Accompanying Notes and Independent Auditors' Report.

                          20/20 WEB DESIGN, INC. AND SUBSIDIARY
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Income Taxes

            Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

            Net Loss Per Share

            The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, potentially dilutive securities that would have an anti- dilutive effect on net loss per share are excluded.

NOTE 2     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Company estimates that the fair value of all financial instruments at December 31, 2000 and 1999, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

            See Accompanying Notes and Independent Auditors' Report.

                          20/20 WEB DESIGN, INC. AND SUBSIDIARY
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999

NOTE 3     PROPERTY AND EQUIPMENT

            At December 31, 1999, the property and equipment consisted of construction in process on the building space next to Stein's Bakery. Stein's Cake Box, Inc. was negotiating for a lease on this space.

            There is no depreciation for the years ended December 31, 2000 and 1999.

NOTE 4     ACCOUNTS PAYABLE, RELATED ENTITY

            The accounts payable, related entity, is due to College Connection, Inc., DBA Stein's Bakery, for the following:

                                                                            Restated
                                                              2000            1999
                                                          ------------     -----------
          Purchases of bakery products                    $          0     $    27,264
          Construction in process for funds due to the
            contractor (College Connection, Inc. signed
            the construction contract)                               0         285,204
                                                          ------------     -----------

                           Total                          $          0     $   312,468
                                                          ============     ===========

NOTE 5     INCOME TAXES
                                                                            Restated
                                                              2000             1999
                                                          ------------     -----------
    (Loss) from continuing operations before income taxes $   (234,531)    $   (34,910)
                                                          ------------     -----------

    The provision for income taxes is estimated as follows:

          Currently payable                               $          0     $         0
                                                          ------------     -----------
          Deferred                                        $          0     $         0
                                                          ------------     -----------

    Significant components of the Company's deferred tax asset and liabilities are as follows at December 31:
                                                              2000             1999
                                                          ------------     -----------

       Deferred tax asset
          Net operating loss carryforwards                $     54,500     $    19,300
          Less valuation allowance                              54,500          19,300
                                                          ------------     -----------

          Net deferred tax asset                          $          0     $         0
                                                          ============     ===========

            See Accompanying Notes and Independent Auditors' Report.

                      20/20 WEB DESIGN, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5     INCOME TAXES (CONTINUED)

                                                                         2000         1999
  A reconciliation of the valuation allowance is as follows:          ----------   ----------

     Balance, beginning of year                                       $   19,300   $   77,976
     Less adjustment for limitation due to merger                              0      (63,876)
     Addition for the year                                                35,200        5,200
                                                                      ----------   ----------
                                                                      $   54,500   $   19,300
                                                                      ==========   ==========

NOTE 6     TAX CARRYFORWARDS

           The corporation has the following net operating loss carryforwards:

                           Year           Amount          Expiration Date
                        ---------     ---------------    -----------------
                           1998       $        94,200          2018
                           1999                35,524          2019
                           2000               234,531          2020
                                      ---------------
                                      $       364,255
                                      ===============

           Future changes in ownership may limit the ability of the Company to utilize these net operating loss carryforwards prior to their expiration

NOTE 7     PRIVATE PLACEMENT OFFERING

           In March 1999, the Company had a private placement for 11,500,000 shares of common stock at $0.02 per share. All of the shares were sold and the Company realized $230,000 less $2,860 of costs.

NOTE 8     STOCK OPTIONS

            The Company does not have any stock options outstanding at December 31, 2000 and 1999.

NOTE 9      BUSINESS COMBINATION

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

            The merger has been accounted for as a pooling of interest (reverse acquisition as defined by the Securities and Exchange Commission) and the Company recorded the merger as follows:

            See Accompanying Notes and Independent Auditors' Report.

                          20/20 WEB DESIGN, INC. AND SUBSIDIARY
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999

NOTE 9     BUSINESS COMBINATION (CONTINUED)

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

            The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

                                                                 Restated
                                                                   1999
                                                                 --------
                 Net sales
                    Trump Oil Corporation                        $  2,500
                    20/20 Web Design, Inc.                              0

                 Net (loss)
                    Trump Oil Corporation                         (12,000)
                    20/20 Web Design, Inc.                              0

            There were no material transactions between Trump Oil Corporation and 20/20 Web Design, Inc. prior to the merger. The effects of conforming 20/20 Web Design, Inc.'s accounting policies to those of Trump Oil Corporation were not material.

NOTE 10    ECONOMIC DEPENDENCY IN 1999 RESTATED

            Sales

            98.3% of the Stein Cake Box, Inc.'s sales were to one customer.

            Cost of Goods Sold

            Stein Cake Box, Inc. purchases all of its baked goods from one supplier, Stein's Bakery.

NOTE 11    INSURANCE

            Stein's Cake box did not carry liability or worker's compensation insurance.

NOTE 12    SEGMENT REPORTING FOR 1999 RESTATED

            The Company had two reportable segments:

                 20/20 Web Design, Inc. - Web design and management of subsidiary company operations.
                 Stein's Cake Box, Inc. - Sales of bakery products.

            See Accompanying Notes and Independent Auditors' Report.

                          20/20 WEB DESIGN, INC. AND SUBSIDIARY
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999

NOTE 12    SEGMENT REPORTING FOR 1999 RESTATED (CONTINUED)

           The Company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between segments have been eliminated.

           Segment results for 1999 were as follows:

                                                                20/20 Web     Stein's Cake
                                                              Design, Inc.      Box, Inc.
                                                              ------------    -------------
                 Net sales                                    $      2,500    $     28,136

                 Income (loss) from operations                     (35,437)            526

                 Assets                                                137         508,477

                 Capital expenditures                                    0         480,204

           A reconciliation from the segment information to the consolidated balances for income (loss) from operations and assets is set forth below:

                 Segment (loss) from operations                               $   (34,910)

                 Consolidated (loss) from operations                              (34,910)

                 Segment assets                                                   508,614

                 Consolidated total assets                                        508,614

NOTE 13    DISCONTINUED OPERATIONS

            APB 30, paragraph 13, requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations. The investment in Stein's Cake Box, Inc. was discontinued and the 1999 statement of operations was restated to segregate the income from discontinued operations from continued operations.

            The following information is presented for the discontinued operations:

                 a. Segment discontinued - subsidiary corporation, Stein's Cake Box, Inc.
                 b.  Discontinued date - February 29, 2000
                 c.  Manner of disposal - investment written-off as worthless
                 d.  Remaining assets and liabilities - none at February 29,
                     2000
                 e.  Income or loss from February 29, 2000 to December 31, 2000
                     - none
                 f.  Proceeds from disposal of assets - none

            See Accompanying Notes and Independent Auditors' Report.

                          20/20 WEB DESIGN, INC. AND SUBSIDIARY
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000 AND 1999

NOTE 14    COMPUTATION OF EARNINGS PER SHARE

                                                                              Restated
                                                                  2000          1999
                                                               -----------   ----------
           From continuing operations
               Net (loss) from continuing operations           $   (38,874)  $  (35,436)
                                                               -----------   ----------
               Weighted average number of common
                  shares outstanding                            10,774,787   10,774,787

               (Loss) per share                                $      (.00)  $     (.00)

           From discontinued operations

               Net income from discontinued operations         $  (195,657)  $      526
                                                               -----------   ----------
               Weighted average number of common
                  shares outstanding                            10,774,787   10,774,787

               (Loss) per share                                $      (.02)  $      .00

            See Accompanying Notes and Independent Auditors' Report.