Form 10QSB
period 2001-03-31
20/20 WEB DESIGN INC
filed 2001-05-21
CIK 1103833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from N/A to N/A

                           Commission File No. 0-29935

                              BENTLEYTEL.COM, INC.
             (Exact name of Registrant as specified in its charter)

                                                      33-0677140
        Nevada, USA                                   ----------
  (State of Incorporation)                  (IRS Employer Identification No.)

           21800 Oxnard Street, #440, Woodland Hills, California 91367
                    (Address of principal executive offices)

                    Issuer's Telephone Number, (818) 598-6780

                             20/20 WEB DESIGN, INC.
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

              APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

                                          Outstanding at March 31, 2001
           Class                                 10,774,787 shares
    Common Stock, $.001                          -----------------
         par value                            Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

BENTLEYTEL.COM, INC. formerly known as 20/20 WEB DESIGN, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

A financial statement, unaudited and included herein, beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

BentleyTel.com, Inc. formerly known as 20/20 Web Design, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company subsequently changed its name to "Asiamerica Energy Group, Inc." on January 12, 1996 when it entered into an agreement to acquire an oil and gas company. No stock was issued and no assets were acquired as this acquisition was not consummated.

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

In 1999, the Company continued the business of the Colorado corporation it acquired and continued to design and maintain web sites for small, private companies. The Company's clients included a jewelry store, a gift basket company and certain other small companies. The revenues received from these operations were minimal. The Company still has an outstanding contract with Image Jewelers, Inc. whereby the Company is entitled to half of the net profits generated from sales on its web site (www.imagejewelry.com) but in 2001, the Company received no revenue from this agreement.

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

As part of its proposed acquisition of certain bakery operations, Cake Box was to pay the sum of $700,000 and issue 1,300,000 shares of Stein's common stock to the Bakery in exchange for the leasehold improvements and the certain contracts of the Bakery. Cake Box was going to commence operations and supply freshly baked goods to convenience stores and mini marts upon completion of its construction project. Commencing in late 1999, Cake Box began to produce certain freshly baked goods for these retail mini marts by subcontracting the baked goods from the Bakery pending the completion of the construction project. In late February, 2000, the Company and the Bakery mutually agreed to cancel their letter of intent concerning Cake Box, although the Bakery remains liable to repay the $195,000 it acquired from Cake Box. However, the Company has written off this debt although it still continues its efforts to collect this sum. The Bakery filed a petition under the United States Bankruptcy Code in October, 2000 and has ceased operations. It is unlikely that the Company will ever recoup its $195,000 investment.

In February, 2001, the Company entered into a letter of intent to acquire BentleyTel.com, Inc. ("BTC"), a private company. In April, 2001, the Company approved a one-for-four forward split of its common stock and changed its name to BentleyTel.com, Inc. as part of the proposed acquisition. In addition, the Company increased its authorized capital to 100,000,000 shares of common stock. The Company entered into an Agreement and Plan of Reorganization and filed Articles of Merger in April, 2001. On May 10, 2001, the principals of BTC informed the Company that it was not proceeding with the acquisition due to its belief that BTC and its shareholders would incur substantial tax liabilities in connection with the acquisition. The Company has heard no further from BTC as to how it wishes to proceed in unwinding the transaction. The Company believes that it will change its name back to 20/20 Web Design, Inc. in the near future.

Following the Company's lack of success with the BTC venture, the Company has determined that it will remain inactive at the present time, except for limited web design projects it may agree to undertake in the future, although it has no new contracts for any web design projects, and that the Company will seek suitable acquisition candidates. The Company can be defined as a shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of March 31, 2001 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2001 and March 31, 2000, the Company had no revenues. The Company's expenses for the three month period ended March 31, 2001 were approximately $9,600, representing general and administrative expenses. The Company recorded a net loss of ($9,619) for the period ended March 31, 2001. The Company's expenses for the three month period ended March 31, 2000 were approximately $210,000, of which approximately $195,000 represents the loss from the write-off of the Company's investment in the Cake Box and the remainder are its general and administrative costs. The Company recorded a net loss of ($210,100) for the period. The net loss per share was nil for the period ended March 31, 2001 compared to a net loss of ($.02) per share for the period ended March 31, 2000.

For the three months ended March 31, 2001 and 2000, the Company had assets of less than $100. The Company's current liabilities for the three months ended March 31, 2001 were approximately $50,000 compared to liabilities of approximately $40,000 for the period ended March 31, 2000. This difference is primarily attributable to the expenses incurred in filing a registration statement under the 1934 Act and the associated legal and accounting expenses incurred as a result as well as legal costs incurred in connection with the BTC transaction. Shareholders' equity (deficit) for the three months ended March 31, 2000 was approximately ($40,000) compared to total shareholders' equity (deficit) of ($50,000) for the three months ended March 31, 2001.

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

PART II

Items No. 1, 2, 3, and 4 - Not Applicable.

Item No. 5 - Other Information

As part of its proposed acquisition of BTC, upon execution of the Articles of Merger, Jonathon Bentley-Stevens and Regina Peralta were appointed Directors of the Company. Subsequently, Irving Einhorn and Dr. Sadegh Salmassi were also appointed as Directors of the Company. Mr. Einhorn and Dr. Salmassi resigned on May 11, 2001. The Company assumes that Mr. Stevens and Ms. Peralta have resigned as they are not willing to proceed with the merger. However, the Company has not received formal letters of resignation from Mr. Stevens or Ms. Peralta.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2001.

(b)   Exhibits

99 Financial Statements for the periods ended March 31, 2001 and 2000

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    20/20 WEB DESIGN, INC.

Date: May 18, 2001
                                    By /s/ Charles Smith
                                       --------------------------
                                       Charles Smith, President, CFO

                             20/20 WEB DESIGN, INC.
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT.................................    1

FINANCIAL STATEMENTS

       Balance Sheets..................................................    2

       Statements of Operations........................................    3

       Statements of Stockholders' (Deficit)...........................    4

       Statements of Cash Flows........................................    5

       Notes to Financial Statements...................................  6 - 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
20/20 Web Design, Inc.

We have reviewed the accompanying balance sheet of 20/20 Web Design, Inc. as of March 31, 2001 and the related statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and the statement of stockholders' (deficit) for the three months ended March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of 20/20 Web Design, Inc.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of 20/20 Web Design, Inc. as of December 31, 2000 and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated January 11, 2001, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2001

                             20/20 WEB DESIGN, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS
                                                           March 31,      December 31,
                                                             2001             2000
                                                          (Unaudited)       (Audited)
                                                         -------------    -------------
CURRENT ASSETS
       Cash and cash equivalents                         $          29    $          59
                                                         -------------    -------------

            TOTAL ASSETS                                 $          29    $          59
                                                         =============    =============

                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Accounts payable
          Trade                                          $      35,055    $      39,847
          Related entities                                      14,381                0
                                                         -------------    -------------

            TOTAL CURRENT LIABILITIES                           49,436           39,847
                                                         -------------    -------------

STOCKHOLDERS' (DEFICIT)
       Common stock
            Authorized 100,000,000 shares, par
               value .001(cent) per share
            Issued and outstanding - 10,774,787 shares          10,775           10,775
       Paid-in capital in excess of par value of stock         738,719          738,719
       Retained earnings (deficit)                            (798,901)        (789,282)
                                                         -------------    -------------

            TOTAL STOCKHOLDERS' (DEFICIT)                      (49,407)         (39,788)
                                                         -------------    -------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                                  $          29    $          59
                                                         =============    =============

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                              Three Months Ended
                                                   March 31,
                                         -------------------------------
                                             2001               2000
                                         ------------       ------------

REVENUE - INTEREST INCOME                $          0       $          0

GENERAL AND ADMINISTRATIVE EXPENSES             9,619             14,444
                                         ------------       ------------

(LOSS) FROM CONTINUING OPERATIONS              (9,619)           (14,444)

DISCONTINUED OPERATION
   (LOSS) ON INVESTMENT IN STEIN'S
     CAKE BOX, INC                                  0           (195,656)
                                         ------------       ------------

       NET (LOSS)                        $     (9,619)      $   (210,100)
                                         ============       ============

NET (LOSS) PER COMMON SHARE

       Basic and diluted

          Continuing operations          $       (.00)      $       (.00)
          Discontinued operations                (.00)              (.02)
                                         ------------       ------------

               Total                     $       (.00)      $       (.02)
                                         ============       ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                   10,774,787         10,774,787
                                         ============       ============

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                                Paid in
                                 Number                        Capital in
                                   Of                          Excess of
                                 Common          Common        Par Value        Retained
                                 Shares          Stock          of Stock        Earnings
                               ----------      ----------      ----------      ----------
BALANCE, JANUARY 31, 2001      10,774,787      $   10,775      $  738,719      $ (789,282)

NET (LOSS) FOR THE THREE
     MONTHS ENDED
     MARCH 31, 2001                     0               0               0          (9,619)
                               ----------      ----------      ----------      ----------

BALANCE, MARCH 31, 2001        10,774,787      $   10,775      $  738,719      $ (798,901)
                               ==========      ==========      ==========      ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                              Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                               2001            2000
                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                           $  (9,619)      $(210,100)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
              Loss on investment in subsidiary                      0         195,656
       Changes in operating assets and liabilities:
          Accounts receivable                                       0          28,173
          Accounts payable                                      9,589         (13,766)
                                                            ---------       ---------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                           (30)            (37)
                                                            ---------       ---------

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                    (30)            (37)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                       59             237
                                                            ---------       ---------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                   $      29       $     200
                                                            =========       =========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                        $       0       $       0
                                                            =========       =========

       Taxes paid                                           $       0       $       0
                                                            =========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      20/20 Web Design, Inc. (The Company) was incorporated in August 1995 in the state of Nevada. The corporation is in the business of managing and acquiring subsidiary corporations.

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

      See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 2 INCOME TAXES

                                                         2001            2000
                                                      ---------       ---------

      (Loss) before income taxes                      $  (9,619)      $(210,100)
                                                      ---------       ---------

      The provision for income taxes is
      estimated as follows:

        Currently payable                             $       0       $       0
                                                      ---------       ---------
        Deferred                                      $       0       $       0
                                                      ---------       ---------

      Significant components of the Company's
      deferred  tax asset are as follows:

                                                              Deferred Tax
                                                       -------------------------
                                                          2001            2000
                                                       ---------       ---------

        Net operating loss carryforwards               $  56,100       $  50,794
        Less valuation allowance                          56,100          50,794
                                                       ---------       ---------

             Net deferred tax asset                    $       0       $       0
                                                       =========       =========

      A reconciliation of the valuation
      allowance is as follows:

                                                          2001            2000
                                                       ---------       ---------

        Balance, beginning of period                   $  54,500       $  19,300

        Addition to allowance                              1,600          31,674
                                                       ---------       ---------

        Balance, end of period                         $  56,100       $  50,974
                                                       =========       =========

NOTE 3 TAX CARRYFORWARDS

      The Company has the following net operating loss carryforwards:

            Year        Amount       Expiration Date
         ----------  ------------  -------------------
            1998      $   94,200          2018
            1999          35,524          2019
            2000         234,531          2020
            2001           9,619          2021
                      ----------
                      $  373,874
                      ==========

      Future changes in ownership may limit the ability of the Company to utilize these net operating loss carryforwards prior to their expiration.

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 4 STOCK OPTIONS

      The company does not have any stock options outstanding.

NOTE 5 INSURANCE

      The company does not carry liability or worker's compensation insurance.

NOTE 6 DISCONTINUED OPERATIONS

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

NOTE 7 CHANGE IN AUTHORIZED SHARES

      On March 29, 2001, the Company increased its authorized common stock from 25,000,000 shares to 100,000,000 shares. The par value remained at .001(cent) per share.

NOTE 8 FORWARD STOCK SPLIT

      On March 23, 2001, the shareholders approved a one-for-four forward stock split whereby each stockholder will receive four shares of common stock for each share of stock owned as of April 16, 2001.

NOTE 9 MERGER WITH BENTLEYTEL.COM, INC.

      On April 10, 2001, the Company merged with BentleyTel.Com, Inc. whereby all of the common shares of BentleyTel were converted into common stock of 20/20 Web Design, Inc. and the previous owners of BentleyTel became owners of approximately 70% of the common stock of 20/20 Web Design, Inc.

      The merger agreement stated that the merger would not be final until BentleyTel provided the Company with the following:

            1. Audited financial statements
            2. Payment of various finder fees
            3. Filings of SEC required documents

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 9 MERGER WITH BENTLEYTEL.COM, INC. (CONTINUED)

      As of the date of this report, the above items have not been completed and 20/20 Web Design, Inc. does not believe that the merger has been finalized. As part of the merger agreement, 20/20 Web Design, Inc. agreed to change its name to BentleyTel.Com, Inc.

NOTE 10 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of March 31, 2001 and 2000 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 11 COMPUTATION OF EARNINGS PER SHARE


                                                         2001               2000
                                                     ------------       ------------
From continuing operations

        Net (loss) from continuing operations        $     (9,619)      $    (14,444)
                                                     ------------       ------------
        Weighted average number of common
           shares outstanding                          10,774,787         10,774,787

        (Loss) per share                             $       (.00)      $       (.00)

From discontinued operations

        Net (loss) from discontinued operations      $          0       $   (195,656)
                                                     ------------       ------------
        Weighted average number of common
           shares outstanding                          10,774,787         10,774,787

        (Loss) per share                             $       (.00)      $       (.02)

       See Accompanying Notes and Independent Accountants' Review Report.