Form 10QSB
period 2001-06-30
20/20 WEB DESIGN INC
filed 2001-08-14
CIK 1103833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from N/A to N/A

                           Commission File No. 0-29935

                             20/20 WEB DESIGN, INC.
             (Exact name of Registrant as specified in its charter)

      Nevada, USA                                          33-0677140
      -----------                                          ----------
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

      Class                                     Outstanding at June 30, 2001
Common Stock, $.001                                   43,099,148 shares
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

GENERAL

20/20 Web Design, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company subsequently changed its name to "Asiamerica Energy Group, Inc." on January 12, 1996. The Company then changed its name to "Care Financial Group, Inc." on April 29, 1996. That acquisition did not succeed and the Company subsequently approved a 250-to-1 reverse stock split after this transaction was terminated. On May 15, 1997, the Company changed its name to "Trump Oil Corporation" ("Trump"). Trump proposed to merge with Fenway Resources Ltd., a Canadian company involved in natural resource development which wanted to develop and construct a cement manufacturing facility in the Philippines. This proposed merger was never consummated.

None of the proposed business activities for which the Company's name was changed produced any revenues or created any appreciable business activities for the Company. On March 10, 1999, the Company acquired 20/20 Web Design, Inc. ("20/20 Web"), a Colorado corporation, a wholly owned subsidiary of Multi-Source Capital, Ltd. ("MSC"), also a Colorado corporation. The Company entered into an Agreement and Plan of Reorganization and completed its acquisition of 20/20 Web, with the Company changing its name as a result. As a result of the merger, MSC became the owner of 80% of the issued and outstanding shares of the Company. MSC was later acquired by TeleMall Communications, Inc. ("TeleMall"), a publicly traded company which subsequently changed its name to Stein's Holdings, Inc. ("Stein's").

In February, 2001, the Company entered into an Agreement and Plan of Reorganization with BentleyTel.com, Inc., a private Nevada corporation, to acquire BentleyTel.com, Inc. As part of this proposed transaction, the Company changed its name to

BentleyTel.com, Inc. and declared a one-for-four forward split. Subsequently, the agreement with BentleyTel.com, Inc. was terminated. In June, 2001, the Company changed its name back to 20/20 Web Design, Inc.

The Company is seeking suitable acquisition candidates. The Company can be defined as a shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of June 30, 2001 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through June 30, 2001, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. The revenues received by the Company during this period consisted of $2,500 from its web design and $28,136 in revenues from the bakery operations resulting in a net loss of $34,910 for the period ended December 31, 1999.

For the three month period ended June 30, 2001, the Company had no revenue but had general and administrative expenses of $36,325, resulting in a net loss of ($36,325). For the three month period ended June 30, 2000, the Company had no revenue but had general and administrative expenses of $9,763, resulting in a net loss of ($9,763).

For the six month period ended June 30, 2001, the Company had no revenues or income but recorded a net operating loss of ($45,994) resulting primarily from general and administrative expenses. For the six month period ended June 30, 2000, the Company had no revenues or income but recorded a net operating loss of ($219,863), resulting primarily from writing off a loan of $195,000 to Stein's Cake Box, Inc., which was attempting to acquire a bakery operation in Dallas and from general and administrative expenses. The net loss per share was ($.01) for the period ended June 30, 2001 compared to a net loss per share of ($.01) for the period ended June 30, 2000.

For the period ended June 30, 2001, the Company had no assets and current liabilities of approximately $86,000. For the period ended June 30, 2000, the Company had total assets of approximately $60 and current liabilities of approximately $40,000. Shareholders' equity for the period ended June 30, 2001 was approximately ($85,000) compared to total shareholder equity of approximately ($40,000) for the period ended June 30, 2000.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. It is anticipated that Stein's will likely advance any funds necessary to insure that the Company is able to meet its reporting obligations under the 1934 Act and that these loans will be repaid either when the Company merges or acquires a business or in the event that the loan made to Stein's Bakery is repaid. However, Stein's has not agreed in writing to provide these funds and can only provide these funds to the extent that it has available funds to loan to the Company.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

Items No. 1, 2, 3, and 4 - Not Applicable.

Item 5 - Other Information

In June, 2001, the Company's president and director, Jonathon Bentley-Stevens and director Regina Peralta resigned when the proposed acquisition of BentleyTel.com, Inc. was terminated.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)   A report on Form 8-K was filed on June 20, 2001.

(b)   Exhibits

99 Financial Statements for the periods ended June 30, 2001 and 2000

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  20/20 WEB DESIGN, INC.

Date: August 9, 2001


                                        By /s/ Charles Smith
                                           -------------------------------------
                                           Charles Smith, CEO, CFO

                             20/20 WEB DESIGN, INC.
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT................................     1

FINANCIAL STATEMENTS

       Balance Sheets.................................................     2

       Statements of Operations.......................................

       Statements of Stockholders' (Deficit)..........................     3

       Statements of Cash Flows.......................................     4

       Notes to Financial Statements..................................   5 - 8

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
20/20 Web Design, Inc.

We have reviewed the accompanying balance sheet of 20/20 Web Design, Inc. as of June 30, 2001and the related statements of operations and cash flows for the six months ended June 30, 2001 and 2000, and the statement of stockholders' (deficit) for the six months ended June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of 20/20 Web Design, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

July 15, 2001

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                              Three Months Ended                   Six Months Ended
                                                   June 30,                            June 30,
                                        ------------------------------      ------------------------------
                                            2001              2000             2001               2000
                                        ------------      ------------      ------------      ------------
REVENUE - INTEREST INCOME               $          0      $          0      $          0      $          0

GENERAL AND ADMINISTRATIVE EXPENSES           36,325             9,763            45,944            24,207
                                        ------------      ------------      ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS            (36,325)           (9,763)          (45,944)          (24,207)

DISCONTINUED OPERATION
  (LOSS) ON INVESTMENT IN STEIN'S
   CAKE BOX, INC                                   0                 0                 0          (195,656)
                                        ------------      ------------      ------------      ------------

    NET (LOSS)                          $    (36,325)     $     (9,763)     $    (45,944)     $   (219,863)
                                        ============      ============      ============      ============

NET (LOSS) PER COMMON SHARE

   Basic and diluted

      Continuing operations             $       (.00)     $       (.00)     $       (.00)     $        .00
      Discontinued operations                   (.00)             (.00)             (.00)             (.01)
                                        ------------      ------------      ------------      ------------

         Total                          $       (.00)     $       (.00)     $       (.00)     $       (.01)
                                        ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

   Basic and diluted                      43,099,148        43,099,148        43,099,148        43,099,148
                                        ============      ============      ============      ============

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS


                                                        June 30,    December 31,
                                                          2001          2000
                                                      (Unaudited)     (Audited)
                                                      -----------     ---------
CURRENT ASSETS
  Cash and cash equivalents                            $       0     $      59
                                                       ---------     ---------

     TOTAL ASSETS                                      $       0     $      59
                                                       =========     =========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable
    Trade                                              $  70,227     $  39,847
    Related entities                                      15,505             0
                                                       ---------     ---------

     TOTAL CURRENT LIABILITIES                            85,732        39,847
                                                       ---------     ---------

STOCKHOLDERS' (DEFICIT)
  Common stock
    Authorized 100,000,000 shares, par
       value .001(cent) per share
    Issued and outstanding - 43,099,148 shares            43,099        43,099
  Paid-in capital in excess of par value of stock        706,395       706,395
  Retained earnings (deficit)                           (835,226)     (789,282)
                                                       ---------     ---------

    TOTAL STOCKHOLDERS' (DEFICIT)                        (85,732)      (39,788)
                                                       ---------     ---------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     (DEFICIT)                                         $       0     $      59
                                                       =========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                           Paid in
                                Number                    Capital in
                                  Of                       Excess of     Retained
                                Common        Common       Par Value     Earnings
                                Shares         Stock       of Stock      (Deficit)
                              ----------      -------     ----------     ---------
BALANCE, JANUARY 1, 2001      43,099,148      $43,099      $706,395      $(789,282)

NET (LOSS) FOR THE SIX
     MONTHS ENDED
     JUNE 30, 2001                     0            0             0        (45,944)
                              ----------      -------      --------      ---------

BALANCE, JUNE 30, 2001        43,099,148      $43,099      $706,395      $(835,226)
                              ==========      =======      ========      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                    June 30,
                                                            ------------------------
                                                              2001            2000
                                                            --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                           $(45,944)      $(219,863)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
              Loss on investment in subsidiary                     0         195,656
       Changes in operating assets and liabilities:
          Accounts receivable                                      0          28,173
          Accounts payable                                    45,885          (4,084)
                                                            --------       ---------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                          (59)           (118)
                                                            --------       ---------

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                   (59)           (118)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                      59             237
                                                            --------       ---------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                   $      0       $     119
                                                            ========       =========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                        $      0       $       0
                                                            ========       =========

       Taxes paid                                           $      0       $       0
                                                            ========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

      Accounting Estimates

      Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 2 INCOME TAXES

                                                            2001         2000
                                                          --------    ---------

      (Loss) before income taxes                          $(45,944)   $(219,863)
                                                          --------    ---------

      The provision for income taxes is estimated as follows:

          Currently payable                               $      0    $       0
                                                          --------    ---------
          Deferred                                        $      0    $       0
                                                          --------    ---------

      Significant components of the Company's deferred tax asset are as follows:

                                                               Deferred Tax
                                                          ---------------------
                                                            2001         2000
                                                          --------    ---------

          Net operating loss carryforwards                $ 60,100    $  52,438
          Less valuation allowance                          60,100       52,438
                                                          --------    ---------

            Net deferred tax asset                        $      0    $       0
                                                          ========    =========

      A reconciliation of the valuation allowance is as follows:

                                                            2001         2000
                                                          --------    ---------

          Balance, beginning of period                    $ 54,500    $  19,300

          Addition to allowance                              5,600       33,138
                                                          --------    ---------

          Balance, end of period                          $ 60,100    $  52,438
                                                          ========    =========

NOTE 3 TAX CARRYFORWARDS

      The Company has the following net operating loss carryforwards:

               Year           Amount           Expiration Date
               ----          --------          ---------------

               1998          $ 94,200               2018
               1999            35,524               2019
               2000           234,531               2020
               2001            36,325               2021
                             --------

                             $400,580
                             ========

      Future changes in ownership may limit the ability of the Company to utilize these net operating loss carryforwards prior to their expiration.

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 4 STOCK OPTIONS

      The Company does not have any stock options outstanding.

NOTE 5 INSURANCE

      The Company does not carry liability or worker's compensation insurance.

NOTE 6 DISCONTINUED OPERATIONS

      The following information is presented for the loss from discontinued operations:

            a. Segment discontinued - subsidiary corporation, Stein's Cake Box, Inc.
            b.    Discontinued date - February 29, 2000
            c.    Manner of disposal - investment written-off as worthless
            d.    Remaining assets and liabilities - none at February 29, 2000
            e.    Income or loss from February 29, 2000
            f.    Proceeds from disposal of assets - none

NOTE 7 CHANGE IN AUTHORIZED SHARES

      On March 29, 2001, the Company increased its authorized common stock from 25,000,000 shares to 100,000,000 shares. The par value remained at .001(cent) per share.

NOTE 8 FORWARD STOCK SPLIT AND RESTATEMENT OF COMMON STOCK

      On March 23, 2001, the shareholders approved a one-for-four forward stock split whereby each stockholder received four shares of common stock for each share of stock owned as of April 16, 2001. The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.

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

      The merger agreement stated that the merger would not be final until BentleyTel provided the Company with the following:

            1.    Audited financial statements
            2.    Payment of various finder fees
            3.    Filings of SEC required documents

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 9 MERGER WITH BENTLEYTEL.COM, INC. (CONTINUED)

      Bentleytel did not complete the above three items, and on June 18, 2001, the merger was terminated and each company agreed to retain its own name and to take the necessary action to terminate the merger.

NOTE 10 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 2001 and 2000 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 11 COMPUTATION OF EARNINGS PER SHARE

                                                     2001            2000
                                                 ------------    ------------

      From continuing operations

          Net (loss) from continuing operations  $    (36,325)   $     (9,763)
                                                 ------------    ------------
          Weighted average number of common
             shares outstanding                    43,099,148      43,099,148

          (Loss) per share                       $       (.00)   $       (.00)

      From discontinued operations

          Net (loss) from discontinued
             operations                          $          0    $   (195,656)
                                                 ------------    ------------
          Weighted average number of common
             shares outstanding                    43,099,148      43,099,148

          (Loss) per share                       $       (.00)   $       (.00)

       See Accompanying Notes and Independent Accountants' Review Report.