Form 10QSB
period 2001-09-30
20/20 WEB DESIGN INC
filed 2001-11-13
CIK 1103833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from N/A to N/A

                           Commission File No. 0-29935

                             20/20 WEB DESIGN, INC.
             (Exact name of Registrant as specified in its charter)

          Nevada, USA                                  33-0677140
          ------------                                 ----------
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

      Class                       Outstanding at September 30, 2001
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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of September 30, 2001 reflects no assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

As of September 30, 2001, the Company had negative working capital of approximately $98,000 consisting of no current assets and $97,750 in current liabilities. The Company had negative working capital of approximately $40,000 at September 30,2000 consisting of cash of $59 and current liabilities of $39,847. If the Company is presented with business opportunities, it will have to raise money to finance the business opportunity, of which there can be no assurance that it will be successful in locating other sources of capital or financing.

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

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through September 30, 2001, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. The revenues received by the Company during this period consisted of $2,500 from its web design and $28,136 in revenues from the bakery operations resulting in a net loss of ($34,910) for the period ended December 31, 1999.

For the three month period ended September 30, 2001, the Company had no revenue but had general and administrative expenses of $12,018, resulting in a net loss of ($12,018). For the three month period ended September 30, 2000, the Company had no revenue but had general and administrative expenses of $8,308, resulting in a net loss of ($8,308). The net loss per share for the three month periods ended September 30, 2001 and 2000 was nil.

For the nine month period ended September 30, 2001, the Company had no revenues or income but recorded a net operating loss of ($57,962) resulting primarily from general and administrative expenses. For the nine month period ended September 30, 2000, the Company had no revenues but had general and administrative expenses of $228,172 and recorded a net operating loss of ($228,172). The net loss per share for the nine month periods ended September 30, 2001 and September 30,2000 was nil.

For the period ended September 30, 2001, the Company had no assets and liabilities of approximately $98,000. For the period ended December 31, 2000, the Company had total assets of approximately $60 and liabilities of approximately $40,000. Shareholders' equity (deficit) for the period ended September 30, 2001 was approximately ($98,000) compared to total shareholders' equity (deficit) of approximately ($40,000) at December 31, 2000.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital will not be sufficient to meet the Company=s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. It is anticipated that Stein's will likely advance any funds necessary to insure that the Company is able to meet its reporting obligations under the 1934 Act and that these loans will be repaid either when the Company merges or acquires a business. However, Stein's has not agreed in writing to provide these funds and can only provide these funds to the extent that it has available funds to loan to the Company.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

Items No. 1, 2, 3, and 4 - Not Applicable.

Item 5 - Other Information

In August, 2001, the Company's secretary and director, Christopher Burnell resigned.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed for the three month period ended September 30, 2001.

(b)   Exhibits

99 Financial Statements for the periods ended September 30, 2001 and 2000

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                20/20 WEB DESIGN, INC.

Date: November 13, 2001


                                            By /s/ Charles Smith
                                               --------------------------
                                               Charles Smith, CEO, CFO

                             20/20 WEB DESIGN, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT .................................     1

FINANCIAL STATEMENTS

       Balance Sheets ..................................................     2

       Statements of Operations ........................................     3

       Statement of Stockholders' (Deficit) ............................     4

       Statements of Cash Flows ........................................     5

       Notes to Financial Statements ...................................   6 - 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
20/20 Web Design, Inc.

We have reviewed the accompanying balance sheet of 20/20 Web Design, Inc. as of September 30, 2001and the related statements of operations and cash flows for the nine months ended September 30, 2001 and 2000, and the statement of stockholders' (deficit) for the nine months ended September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of 20/20 Web Design, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company incurred net losses of $847,244 from inception and has no revenue or assets. These conditions raise doubt about its ability to continue as a going concern. Managements' plans regarding these matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

November 8, 2001

                             20/20 WEB DESIGN, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                September 30,   December 31,
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
                                                                  =========       =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Accounts payable
          Trade                                                   $  75,522       $  39,847
          Related entities                                           22,228               0
                                                                  ---------       ---------

            TOTAL CURRENT LIABILITIES                                97,750          39,847
                                                                  ---------       ---------

STOCKHOLDERS' (DEFICIT)
       Common stock
            Authorized 100,000,000 shares, par
               value .001(cent) per share
            Issued and outstanding - 43,099,148 shares               43,099          43,099
       Paid-in capital in excess of par value of stock              706,395         706,395
       Retained earnings (deficit)                                 (847,244)       (789,282)
                                                                  ---------       ---------

            TOTAL STOCKHOLDERS' (DEFICIT)                           (97,750)        (39,788)
                                                                  ---------       ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                                           $       0       $      59
                                                                  =========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                         -------------------------------   -------------------------------
                                             2001               2000           2001               2000
                                         ------------       ------------   ------------       ------------
REVENUE - INTEREST INCOME                $          0       $          0   $          0       $          0

GENERAL AND ADMINISTRATIVE EXPENSES            12,018              8,308         57,962             32,515
                                         ------------       ------------   ------------       ------------

(LOSS) FROM CONTINUING OPERATIONS             (12,018)            (8,308)       (57,962)           (32,515)

DISCONTINUED OPERATION
   (LOSS) ON INVESTMENT IN STEIN'S
     CAKE BOX, INC.                                 0                  0              0           (195,657)
                                         ------------       ------------   ------------       ------------

       NET (LOSS)                        $    (12,018)      $     (8,308)  $    (57,962)      $   (228,172)
                                         ============       ============   ============       ============

NET (LOSS) PER COMMON SHARE

       Basic and diluted

          Continuing operations          $       (.00)      $       (.00)  $       (.00)      $        .00
          Discontinued operations                (.00)              (.00)          (.00)              (.00)
                                         ------------       ------------   ------------       ------------

               Total                     $       (.00)      $       (.00)  $       (.00)      $       (.00)
                                         ============       ============   ============       ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                   43,099,148         43,099,148     43,099,148         43,099,148
                                         ============       ============   ============       ============

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                              Paid in
                                   Number                    Capital in
                                     Of                       Excess of      Retained
                                   Common        Common       Par Value      Earnings
                                   Shares         Stock       of Stock      (Deficit)
                                 ----------      -------      --------      ---------
BALANCE, JANUARY 1, 2001         43,099,148      $43,099      $706,395      $(789,282)

NET (LOSS) FOR THE NINE
     MONTHS ENDED
     SEPTEMBER 30, 2001                   0            0             0        (57,962)
                                 ----------      -------      --------      ---------

BALANCE, SEPTEMBER 30, 2001      43,099,148      $43,099      $706,395      $(847,244)
                                 ==========      =======      ========      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                  September 30,
                                                            ------------------------
                                                              2001            2000
                                                            --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                           $(57,962)      $(228,172)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
              Loss on investment in subsidiary                     0         195,656
       Changes in operating assets and liabilities:
          Accounts receivable                                      0          28,173
          Accounts payable                                    57,903           4,195
                                                            --------       ---------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                          (59)           (148)
                                                            --------       ---------

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                   (59)           (148)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                      59             237
                                                            --------       ---------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                   $      0       $      89
                                                            ========       =========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                        $      0       $       0
                                                            ========       =========

       Taxes paid                                           $      0       $       0
                                                            ========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 2 INCOME TAXES

                                                                                 2001           2000
                                                                               --------       ---------
                  (Loss) before income taxes                                   $(57,962)      $(228,172)
                                                                               --------       ---------

                  The provision for income taxes is estimated as follows:

                          Currently payable                                    $      0       $       0
                                                                               --------       ---------
                          Deferred                                             $      0       $       0
                                                                               --------       ---------

            Significant components of the Company's deferred tax asset are as follows:

                                                                                      Deferred Tax
                                                                                  --------------------
                                                                                    2001        2000
                                                                                  -------      -------
                          Net operating loss carryforwards                        $63,000      $53,700
                          Less valuation allowance                                 63,000       53,700
                                                                                  -------      -------

                               Net deferred tax asset                             $     0      $     0
                                                                                  =======      =======

            A reconciliation of the valuation allowance is as follows:

                                                                                     2001         2000
                                                                                  -------      -------
                          Balance, beginning of period                            $54,500      $19,300

                          Addition to allowance                                     8,500       34,400
                                                                                  -------      -------

                          Balance, end of period                                  $63,000      $53,700
                                                                                  =======      =======

NOTE 3 TAX CARRYFORWARDS

            The Company has the following net operating loss carryforwards:

                             Year               Amount               Expiration Date
                        ---------------     ---------------       ---------------------
                             1998           $        94,200               2018
                             1999                    35,524               2019
                             2000                   234,531               2020
                             2001                    57,962               2021
                                            ---------------

                                            $       422,217
                                            ===============

            Future changes in ownership may limit the ability of the Company to utilize these net operating loss carryforwards prior to their expiration.

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

NOTE 9 GOING CONCERN

            These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $146,120 from inception. In addition, the Company has abandoned all development activities and has no assets or revenue. These factors raise doubt as to the Company's ability to continue as a going concern.

            Management's plans to eliminate the going concern situation included but are not limited to seeking a merger candidate.

       See Accompanying Notes and Independent Accountants' Review Report.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 10 UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of September 30, 2001 and 2000 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 11 COMPUTATION OF EARNINGS PER SHARE

                                                                     2001               2000
                                                                 ------------       ------------
            From continuing operations

                    Net (loss) from continuing operations        $    (57,962)      $    (32,515)
                                                                 ------------       ------------
                    Weighted average number of common
                       shares outstanding                          43,099,148         43,099,148

                    (Loss) per share                             $       (.00)      $       (.00)
                                                                 ============       ============

            From discontinued operations

                    Net (loss) from discontinued operations      $          0       $   (195,656)
                                                                 ------------       ------------
                    Weighted average number of common
                       shares outstanding                          43,099,148         43,099,148

                    (Loss) per share                             $       (.00)      $       (.00)
                                                                 ============       ============

       See Accompanying Notes and Independent Accountants' Review Report.