Form 10KSB
period 2001-12-31
20/20 WEB DESIGN INC
filed 2002-04-12
CIK 1103833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

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

             21800 Oxnard Street Suite 440, Woodland Hills CA 91367
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (818) 598-6780
                          ------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

State Issuer's Revenues for its most recent fiscal year: $0

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2001 were 43,099,148. The aggregate number of shares of the voting stock held by non-affiliates on April 7, 2002 was 8,619,148. The market value of these shares, computed by reference to the market closing price on April 2, 2002 was $2,327,170. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

None of the proposed business activities for which the Company's name was changed produced any revenues or created any appreciable business activities for the Company. On March 10, 1999, the Company entered into a letter of intent with 20/20 Web Design, Inc. ("20/20 Web"), a Colorado corporation, a wholly owned subsidiary of Multi-Source Capital, Ltd. ("MSC"), also a Colorado corporation. The Company entered into an Agreement and Plan of Reorganization and completed its acquisition of 20/20 Web, with the Company changing its name as a result. As a result of the merger, MSC became the owner of 80% of the issued and outstanding shares of the Company. The Company recorded the 8,620,000 shares of stock issued to MSC at par value for a total of $8,620. MSC was later acquired by TeleMall Communications, Inc. ("TeleMall"), a publicly traded company which subsequently changed its name to Crown Partners, Inc. ("Crown").

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

In February 2001, the Company entered into a letter of intent with BentleyTel.com, Inc. ("BentleyTel"), a Nevada corporation, to acquire BentleyTel in a statutory merger. The terms of the proposed acquisition require, among other things, that the Company to increase its authorized capital from twenty five million shares of common stock to one hundred million shares, approve a forward-split of one-for-four and change its name to "BentleyTel, Inc." The transaction was not completed and the Company changed its name back to 20/20 Web Design, Inc.

The Company is presently inactive and seeking suitable acquisition candidates. The Company can be defined as a shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The Company's office is located at 21800 Oxnard Street, Suite 440, Woodland Hills, California 91367.

As of December 31, 2001, the Company had no employees.

Item 2. Properties.

The Company presently shares office space with a related entity and its attorney. The Company's portion of the monthly rent is approximately $1,500 and the lease expires in November, 2002. The Company anticipates that this space is sufficient for the near future.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "TWBD" and CUSIP #90136K-
103. The common stock commenced trading in April, 1997 and is traded on the OTC Electronic Bulletin Board. As of December 31, 2001, the Company had 43,099,148 shares of its common stock issued and outstanding, of which 8,619,148 were held by non-affiliates.

      The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2001.

---------------------------------------------------------
Period                High Bid           Low Bid
---------------------------------------------------------

1st Qtr 2001          .25                1.75
---------------------------------------------------------

2nd Qtr 2001          .375               1.75
---------------------------------------------------------

3rd Qtr 2001          .10                1.00
---------------------------------------------------------

4th Qtr 2001          .01                .625
---------------------------------------------------------

The NASD and the Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions. In addition, in March, 2001, the Company approved a four-for-one stock split as part of its proposed acquisition of BentleyTel.com, Inc. The prices for the second quarter of 2001 and subsequent quarters are the high and low bid prices post-split.

As of December 31, 2001, the Company estimates there are 60 "holders of record" of its common stock and estimates that there are approximately 100 beneficial shareholders of its common stock. The Company has authorized 100,000,000 shares of common stock, par value $.001.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders' equity other than receipts of proceeds from offerings of its capital stock. The Company received $230,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised $158,354 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of December 31, 2001 reflects no assets but significant liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At December 31, 2001, the Company had negative working capital of approximately ($102,000) which consisted of no assets and current liabilities of $101,526. At December 31, 1999, the Company had current assets of approximately $60 which consisting of cash. At December 31, 2000, the Company had current liabilities of approximately $40,000, resulting in negative working capital of approximately ($40,000). The current liabilities of the Company at December 31, 2001 are composed primarily of accounts payable for legal and accounting expenses and monies due to its principal shareholder, Crown, as reimbursement for expenses paid on its behalf by Crown.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2001, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. The Company had no revenue or income during the period ended December 31, 2001 and recorded a net loss of ($61,738) for this period. For the year ended December 31, 2000, the Company had no revenue or income and recorded a net loss of ($234,531) resulting from general and administrative expenses. The net loss per share was nil and ($.01), respectively, for the years ended December 31, 2001 and 2000.

For the year ended December 31, 2001, the Company had no assets and current liabilities of approximately $102,000. For the year ended December 31, 2000, the Company had total assets of approximately $60 and current liabilities of approximately $40,000. Shareholders' deficit for the year ended December 31, 2001 was approximately ($102,000) compared to shareholders' deficit of approximately ($40,000) at December 31, 2000. The difference between the year end figures from 2000 to 2001 is primarily attributable to the increased costs incurred by the Company in complying with its SEC reporting obligations.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2001 and December 31, 2000 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on August 31, 1995 as Visioneering Corporation. On January 12, 1996, the Company amended its Articles of Incorporation to change its name to Asiamerica Energy Corporation, to Care Financial Corporation in April 29, 1996 and to Trump Oil Corporation on May 15, 1997. In March, 1999, the Company entered into a letter of intent to acquire 20/20 Web Design, Inc., a Colorado corporation wholly owned by Crown Partners, Inc. fka Stein's Holdings, Inc. fka Multi-Source Capital, Ltd. As part of that transaction, the Company issued 8,620,000 shares of its common stock to Crown with the result that Crown owns 80% of the issued and outstanding shares of the Company. The Company also approved a ten-for-one reverse stock split as part of that transaction.

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

In February, 2001, the Company entered into a letter of intent to acquire BentleyTel.com, Inc., a Nevada corporation. As part of the merger agreement, the Company increased its authorized capital from 25,000,000 shares of common stock to 100,000,000 shares of common stock, approved a forward split of one-for-four and changed its name to "BentleyTel, Inc." The merger was not completed and the Company changed its name back to "20/20 Web Design, Inc.

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

NEED FOR ADDITIONAL FINANCING

The Company has no existing capital with which to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. It is anticipated that Crown will likely advance any funds necessary to insure that the Company is able to meet its reporting obligations under the 1934 Act and that these loans will be repaid either when the Company merges or acquires a business. However, Crown has not agreed in writing to provide these funds and can only provide these funds to the extent that it has available funds to loan to the Company.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company is presently inactive and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from offerings conducted under Rule 504 of Regulation D. The Company's balance sheet as of December 31, 2001 reflects no assets and significant liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7. Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period. In February, 2002, the Company changed auditors, for which a Form 8-K was filed.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                        Age         Positions Held and Tenure
-----------------------------------------------------------------

Charles Smith               51          CEO, CFO and Director since May 15, 2000

Mehrdad Alborz              30          Director since April, 2002

Vincent Hussain             63          Director since April, 2002

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

Chief Financial Officer and Director - Electrical Generation Technology Corporation - April 2000 to present.

Mr. Smith is a director and officer of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "CRWP."

MEHRDAD ALBORZ. Mr. Alborz has been an attorney in private practice for the last four years. Prior to being an attorney, Mr. Alborz was chief financial officer of Ravissant Corporation in Pasadena, California were he increased the company's revenues from $500,000 to $1,000,000. Mr. Alborz had similar success while employed at Micro Tree Systems.

Mr. Alborz received his Juris Doctor from West Los Angeles School of Law and his Bachelor of Science in Computer Science and Automation Engineering, with a minor in Math, from California State University at Northridge.

Mr. Alborz is an officer and director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company on the OTC Electronic Bulletin Board under "CRWP."

VINCENT HUSSAIN. Mr. Hussain retired from Hallmark-Avnet in 1998 after working there for approximately 40 years. Mr. Hussain is a and director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company on the OTC Electronic Bulletin Board under "CRWP."

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

Item 10. Executive Compensation.

During fiscal 2001, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2001, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                             Position                         Filed Reports
----                             --------                         -------------

James Smith                      Director                         Yes
Crown Partners, Inc.             Shareholder                      Yes
Charles Smith                    Director, CEO, CFO               No
Christopher Burnell              Director, Secretary              No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 43,099,148 shares of the Company's common stock issued and outstanding on December 31, 2001. There are no preferred shares authorized. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses              Number of Shares            Percent of
                                Owned Beneficially     Beneficially Owned Shares

Cede and Co.(1)                     7,358,856                   17.07%
P.O. Box 22
New York NY  10274

Charles Smith (2)                           0                     0.0%
21800 Oxnard Street Ste. 440
Woodland Hills CA  91367

Mehrdad Alborz (2)                          0                     0.0%
21800 Oxnard Street Ste. 440
Woodland Hills CA  91367

Crown Partners, Inc.(3)                 31,780,000               73.74%
21800 Oxnard Street Ste 440
Woodland Hills CA  91367

(1) Cede owns the shares as nominee for the shareholders who have placed their shares in street name. Cede does not have investment power for the shares nor voting power of the shares.

(2) Denotes officer or director. All officers and directors are also officers and directors of Crown Partners, Inc. which is the majority shareholder of the Company.

(3) The control persons of Crown are the officers and directors of the Company:
Mehrdad Alborz and Charles Smith. These persons have both investment and voting power for the 31,780,000 shares beneficially owned by Crown.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated March 29, 2002
Balance Sheet for December 31, 2001
Statement of Operations for the Years Ended December 31, 2001 and 2000 Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements
Independent Auditors' Report dated January 11, 2001
Balance Sheet for December 31, 2000 and 1999
Statement of Operations for the Years Ended December 31, 2000 and 1999 Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 8, 2002                           20/20 WEB DESIGN, INC.


                                        /s/ Charles Smith
                                        --------------------------------------
                                        Charles Smith, CEO, CFO, Director


April 8, 2002                           /s/ Mehrdad Alborz
                                        --------------------------------------
                                        Mehrdad Alborz, Director


April 8, 2002                           /s/ Vincent Hussain
                                        --------------------------------------
                                        Vincent Hussain, Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
20/20 Web Design, Inc.
Woodland Hills, California

We have audited the accompanying balance sheet of 20/20 Web Design, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 20/20 Web Design, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 29, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
20/20 Web Design, Inc. and Subsidiary
Woodland Hills, California

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of 20/20 Web Design's operations and its cash flows for the year then ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Moffitt & Company, P.C.
Scottsdale, Arizona

January 11, 2001

                             20/20 WEB DESIGN, INC.
                                  BALANCE SHEET
                                December 31, 2001

                                     ASSETS

Assets                                                       $      --
                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  87,612
  Accounts payable - related party                              13,914
                                                             ---------
    Total current liabilities                                  101,526
                                                             ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 43,099,148 shares issued and outstanding          43,099
Additional paid in capital                                     706,395
Accumulated deficit                                           (851,020)
                                                             ---------
  Total Stockholders' Equity (Deficit)                        (101,526)
                                                             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $      --
                                                             =========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                        2001           2000
                                                    ------------   ------------
Costs and Expenses:
  General and administrative                        $     61,183         38,874
  Interest expense                                           555             --
                                                    ------------   ------------
                                                          61,738         38,874
                                                    ------------   ------------

Net loss before discontinued operations:                 (61,738)       (38,874)

Discontinued operations:
  Loss on liquidation of investment in Stein's
  Cake Box, Inc.                                              --       (160,747)
  Loss from continuing operations of Stein's Cake
  Box, Inc.                                                   --        (34,910)
                                                    ------------   ------------
                                                              --       (195,657)
                                                    ------------   ------------

                                                    ------------   ------------
Net loss                                            $    (61,738   $   (234,531)
                                                    ============   ============

Net loss per share:
                                                    ------------   ------------
  Net loss basic and diluted                        $      (0.00)  $      (0.01)
                                                    ============   ============

Weighted average shares outstanding:

  Basic and diluted                                   43,099,148     43,099,148
                                                    ============   ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                             20/20 WEB DESIGN, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Years Ended December 31, 2001

                           Common stock         Additional
                      -----------------------     paid in   Accumulated
                        Shares       Amount       capital     deficit         Total
                      ----------   ----------   ----------  -----------    ----------
Balance,
  December 31, 1999   43,099,148   $   43,099   $  706,395   $ (554,751)   $  194,743

Net loss                      --           --           --     (234,531)     (234,531)
                      ----------   ----------   ----------   ----------    ----------

Balance,
  December 31, 2000   43,099,148       43,099      706,395     (789,282)      (39,788)

Net loss                      --           --           --      (61,738)      (61,738)
                      ----------   ----------   ----------   ----------    ----------

Balance,
  December 31, 2001   43,099,148   $   43,099   $  706,395   $ (851,020)   $ (101,526)
                      ==========   ==========   ==========   ==========    ==========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                             20/20 WEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                      2001         2000
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (61,738)   $(234,531)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Loss on liquidation of investment in Stein's Cake
  Box, Inc.                                                --      195,656
Net change in:
  Accounts receivable                                      --       28,173
  Accounts payable                                     61,679       10,524
                                                    ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                   (59)        (178)
                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH                           (59)        (178)
Cash, beg. of period                                       59          237
                                                    ---------    ---------
Cash, end of period                                 $      --    $      59
                                                    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $      --    $      --
  Income taxes paid                                 $      --    $      --

               See accompanying summary of accounting policies and
                         notes to financial statements.

                             20/20 WEB DESIGN, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

20/20 Web Design, Inc. referred to as the "20/20 Web Design" was incorporated in August 1995 under the laws of the state of Nevada. 20/20 Web Design is in the business of managing and acquiring subsidiary corporations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. 20/20 Web Design records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Recent Accounting Pronouncements

20/20 Web Design does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the 20/20 Web Design's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the years ended December 31, 2001 and 2000, 20/20 Web Design has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $426,000 at December 31, 2001, and will expire in the years 2018 through 2021.

Deferred income taxes consist of the following at December 31,:

                                2001        2000
                              --------    --------
      Long-term:
        Deferred tax assets   $ 64,000    $ 54,500
        Valuation allowance    (64,000)    (54,500)
                              --------    --------
                              $     --    $     --
                              ========    ========

NOTE 3 - SHAREHOLDERS EQUITY

Common Stock - The initial authorized common stock of 20/20 Web Design consisted of 25,000,000 shares $.001 par value. In March 2001, the State of Nevada approved the Company's restated articles of incorporation which increased the authorized shares of common stock from 25,000,000 common shares to 100,000,000 common shares.

In March 2001, the Board of Directors announced a forward split of one to four shares of the 20/20 Web Design's common stock. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

NOTE 4 - RELATED PARTY TRANSACTIONS

20/20 Web Design neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest.

Accounts payable includes $13,914 due its majority shareholder.

NOTE 5 - Discontinued Operations

In February 2000, 20/20 Web Design investment in Stein's Cake Box, Inc. (Stein's") was discontinued. The investment was written off as worthless. Stein's was in the business of selling bakery products to retail establishments in the Dallas Texas metropolitan area.

Stein's revenue for the year ended December 31, 2000 was $28,136. Net loss from operations was $34,910, net of income tax benefit of $0 for the year ended December 31, 2000.

There are no remaining assets of Stein's as of December 31, 2000.

                             20/20 WEB DESIGN, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT ...................................             1

FINANCIAL STATEMENTS

       Balance Sheets...........................................             2

       Statements of Operations.................................             3

       Statement of Stockholders' Equity (Deficit)..............             4

       Statements of Cash Flows.................................             5

       Notes to Financial Statements............................           6-12

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


Moffitt & Company, P.C.
Scottsdale, Arizona

January 11, 2001

                      20/20 WEB DESIGN, INC. AND SUBSIDIARY
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                                Restated
                                                                    2000         1999
                                                                  ---------    ---------
CURRENT ASSETS

       Cash and cash equivalents                                  $      59    $     237
       Accounts receivable                                                0       28,173
                                                                  ---------    ---------

            TOTAL CURRENT ASSETS                                         59       28,410

PROPERTY AND EQUIPMENT                                                    0      480,204
                                                                  ---------    ---------

            TOTAL ASSETS                                          $      59    $ 508,614
                                                                  =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

       Accounts payable

          Trade                                                   $  39,847    $   1,403
          Related entity                                                  0      312,468
                                                                  ---------    ---------

            TOTAL CURRENT LIABILITIES                                39,847      313,871
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)

       Common stock

          Authorized 25,000,000 shares, par
             value $0.001 per share
          Issued and outstanding - 10,774,787 shares                 10,775       10,775
       Paid-in capital in excess of par value of stock              738,719      738,719
       Retained earnings (deficit)                                 (789,282)    (554,751)
                                                                  ---------    ---------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (39,788)     194,743
                                                                  ---------    ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                    $      59    $ 508,614
                                                                  =========    =========

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
                                                                     ============    ============

            See Accompanying Notes and Independent Auditors' Report.

                      20/20 WEB DESIGN, INC. AND SUBSIDIARY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              Paid in
                                    Number                  Capital in
                                      Of                     Excess of     Retained
                                    Common       Common      Par Value     Earnings
                                    Shares        Stock      of Stock      (Deficit)
                                  ----------   ----------   ----------    ----------
BALANCE, JANUARY 1, 1999           1,004,787   $    1,005   $  521,349    $ (519,841)

ISSUANCE OF COMMON STOCK
   FOR CASH PER PRIVATE
   PLACEMENT                       1,150,000        1,150      228,850             0

COST TO ACQUIRE FINANCING
   FOR PRIVATE PLACEMENT                   0            0       (2,860)            0

ISSUANCE OF COMMON STOCK
     FOR 20/20 WEB DESIGN, INC     8,620,000        8,620       (8,620)            0

NET (LOSS) FOR THE YEAR
     ENDED DECEMBER 31, 1999               0            0            0       (34,910)
                                  ----------   ----------   ----------    ----------
BALANCE, DECEMBER 31, 1999        10,774,787       10,775      738,719      (554,751)

NET (LOSS) FOR THE YEAR
     ENDED DECEMBER 31, 2000               0            0            0      (234,531)
                                  ----------   ----------   ----------    ----------

BALANCE, DECEMBER 31, 2000        10,774,787   $   10,775   $  738,719    $ (789,282)
                                  ==========   ==========   ==========    ==========

            See Accompanying Notes and Independent Auditors' Report.

                      20/20 WEB DESIGN, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        Restated
                                                                             2000         1999
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                          $(234,531)   $ (34,910)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Loss on liquidation of investment in Stein's Cake Box, Inc.     195,656            0
             Organization costs                                                    0        2,513
       Changes in operating assets and liabilities:

          Accounts receivable                                                 28,173      (28,173)
          Accounts payable                                                    10,524       28,667
                                                                           ---------    ---------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                                         (178)     (31,903)
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                         0     (195,000)
                                                                           ---------    ---------

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                                            0     (195,000)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from issuance of common stock                                  0      227,140
                                                                           ---------    ---------

          NET CASH PROVIDED BY
             FINANCING ACTIVITIES                                                  0      227,140
                                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                  (178)         237

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     237            0
                                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $      59    $     237
                                                                           =========    =========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                                                       $       0    $       0
                                                                           =========    =========

       Taxes paid                                                          $       0    $       0
                                                                           =========    =========

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for 20/20 Web Design, Inc.                $       0    $   8,620
                                                                           =========    =========

       Related party payable for acquisition of property and
          equipment                                                        $       0    $ 285,204
                                                                           =========    =========

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

NOTE 4 ACCOUNTS PAYABLE, RELATED ENTITY

      The accounts payable, related entity, is due to College Connection, Inc., DBA Stein's Bakery, for the following:

                                                                     Restated
                                                         2000          1999
                                                      ----------    ----------

      Purchases of bakery products                    $        0    $   27,264
      Construction in process for funds due to the
        contractor (College Connection, Inc. signed
        the construction contract)                             0       285,204
                                                      ----------    ----------

                       Total                          $        0    $  312,468
                                                      ==========    ==========

NOTE 5 INCOME TAXES

                                                                                      Restated
                                                                           2000         1999
                                                                         ---------    ---------
      (Loss) from continuing operations before income taxes              $(234,531)   $ (34,910)
                                                                         ---------    ---------

      The provision for income taxes is estimated as follows:

              Currently payable                                          $       0    $       0
                                                                         ---------    ---------
              Deferred                                                   $       0    $       0
                                                                         ---------    ---------

      Significant components of the Company's deferred tax asset and liabilities are as follows at December 31:

                                                                       2000         1999
                                                                     ---------    ---------
      Deferred tax asset

          Net operating loss carryforwards                           $  54,500    $  19,300
          Less valuation allowance                                      54,500       19,300
                                                                     ---------    ---------

          Net deferred tax asset                                     $       0    $       0
                                                                     =========    =========

            See Accompanying Notes and Independent Auditors' Report.

                      20/20 WEB DESIGN, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5 INCOME TAXES (CONTINUED)

      A reconciliation of the valuation allowance is as follows:

                                                              2000       1999
                                                            --------   --------
      Balance, beginning of year                            $ 19,300   $ 77,976
      Less adjustment for limitation due to merger                 0    (63,876)
      Addition for the year                                   35,200      5,200
                                                            --------   --------

                                                            $ 54,500   $ 19,300
                                                            ========   ========

NOTE 6 TAX CARRYFORWARDS

      The corporation has the following net operating loss carryforwards:

            Year             Amount           Expiration Date
            ----             ------           ---------------

            1998           $   94,200               2018
            1999               35,524               2019
            2000              234,531               2020
                           ----------

                           $  364,255
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

      Segment results for 1999 were as follows:

                                                    20/20 Web      Stein's Cake
                                                   Design, Inc.      Box, Inc.
                                                   ------------    ------------

            Net sales                              $      2,500    $     28,136

            Income (loss) from operations               (35,437)            526

            Assets                                          137         508,477

            Capital expenditures                              0         480,204

      A reconciliation from the segment information to the consolidated balances for income (loss) from operations and assets is set forth below:

            Segment (loss) from operations        $ (34,910)

            Consolidated (loss) from operations     (34,910)

            Segment assets                          508,614

            Consolidated total assets               508,614

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

            See Accompanying Notes and Independent Auditors' Report.

                      20/20 WEB DESIGN, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 14 COMPUTATION OF EARNINGS PER SHARE

                                                                  Restated
                                                    2000            1999
                                                ------------    ------------

From continuing operations

      Net (loss) from continuing operations     $    (38,874)   $    (35,436)
                                                ------------    ------------
      Weighted average number of common
         shares outstanding                       10,774,787      10,774,787

      (Loss) per share                          $       (.00)   $       (.00)

From discontinued operations

      Net income from discontinued operations   $   (195,657)   $        526
                                                ------------    ------------
      Weighted average number of common
         shares outstanding                       10,774,787      10,774,787

      (Loss) per share                          $       (.02)   $        .00

            See Accompanying Notes and Independent Auditors' Report.