Form 10QSB
period 2002-03-31
20/20 WEB DESIGN INC
filed 2002-05-20
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

       |_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
                                    OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                             20/20 WEB DESIGN, INC.
        (Exact name of small business issuer as specified in its charter)

                                Nevada 33-0677140
                (State or other jurisdiction of incorporation or
                 organization)(IRS Employer Identification No.)

           21800 Oxnard Street, #440, Woodland Hills, California 91367
                    (Address of principal executive offices)

                                 (818) 598-6780
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

As of May 16, 2002 there were 43,099,148 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                           PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7
Item 2     Changes in Securities                                            7
Item 3     Default upon Senior Securities                                   7
Item 4     Submission of Matters to a Vote of Security Holders              7
Item 5     Other Information                                                7
Item 6     Exhibits and Reports on Form 8-K                                 7

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             20/20 WEB DESIGN, INC.
                             CONDENSED BALANCE SHEET

                                                                  March 31,   December 31,
                                                                    2002         2001
                                                                 -------------------------
                                                                 (Unaudited)

Assets                                                            $      --    $      --
                                                                  =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                $  89,747    $  87,612
  Accounts payable - related party                                   13,914       13,914
                                                                  ---------    ---------
    Total current liabilities                                       103,661      101,526
                                                                  ---------    ---------

Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000 shares authorized,
  43,099,148 shares issued and outstanding:                          43,099       43,099
  Additional paid-in capital                                        706,395      706,395
  Deficit accumulated during the development stage                 (853,155)    (851,020)
                                                                  ---------    ---------
    Total stockholders' equity (deficit)                           (103,661)    (101,526)
                                                                  ---------    ---------
                                                                  $      --    $      --
                                                                  =========    =========

 See accompanying notes to interim condensed consolidated financial statements.

                             20/20 WEB DESIGN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       2002            2001
                                                   ------------    ------------
Cost and Expenses:
  General and administrative                       $      2,135    $      9,619

                                                   ------------    ------------
Net loss                                           $     (2,135)   $      9,619
                                                   ============    ============

Basic and diluted income (loss) per common share   $      (0.00)   $      (0.00)
                                                   ============    ============

Weighted average shares outstanding                  43,099,148      43,099,148
                                                   ============    ============

 See accompanying notes to interim condensed consolidated financial statements.

                             20/20 WEB DESIGN, INC.
                          (A DEVELPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                  Three months ended
                                                                     March 31,
                                                                 2002          2001
                                                              ----------    ----------
Cash flows from operating activities:
  Net income                                                  $   (2,135)   $   (9,619)
    Adjustments to reconcile net income to net cash
      used in operating activities:
  Changes in operating assets and liabilities
    Accounts payable                                               2,135         9,589
                                                              ----------    ----------
        Net cash provided by (used in) operating activities           --           (30)
                                                              ----------    ----------

Net increase (decrease) in cash and cash equivalents                  --           (30)
Cash and cash equivalents at beginning of period                      --            59
                                                              ----------    ----------
Cash and cash equivalents at end of period                    $       --    $       29
                                                              ==========    ==========

Cash paid for:
  Taxes                                                       $       --    $       --
  Interest                                                    $       --    $       --

 See accompanying notes to interim condensed consolidated financial statements.

                             20/20 WEB DESIGN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

GENERAL

20/20 Web Design, Inc. referred to as "20/20 Web Design" was incorporated in August 1995 under the laws of the state of Nevada. 20/20 Web Design is in the business of managing and acquiring subsidiary corporations. The Company has determined that it will remain inactive at the present time, except for limited web design projects it may agree to undertake in the future, although it has no new contracts for any web design projects, and that the Company will seek suitable acquisition candidates. The Company can be defined as a shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2002 2001, the Company had no revenues. The Company's expenses for the three months ended March 31, 2002 were approximately $2,135, representing general and administrative expenses. The Company recorded a net loss of ($2,135) for the period ended March 31, 2002. The Company's expenses for the three months ended March 31, 2001 were $9,619 representing general and administrative costs. The Company recorded a net loss of $(9,619) for the period. The net loss per share was nil for the period ended March 31, 2002 compared to a net loss of nil per share for the period ended March 31, 2001.

For the three months ended March 31, 2002 and 2001, the Company had assets of less than $100. The Company's current liabilities for the three months ended March 31, 2002 were approximately $104,000 compared to liabilities of approximately $49,000 for the period ended March 31, 2001. This difference is primarily attributable to the expenses incurred in filing a registration statement under the 1934 Act and the associated legal and accounting expenses incurred as a result as well as legal costs incurred in connection with the BTC transaction. Shareholders' equity (deficit) for the three months ended March 31, 2002 was approximately $(104,000) compared to total shareholders' equity (deficit) of $(49,000) for the three months ended March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of March 31, 2002 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuing common stock in lieu of cash.

PART II

Items No. 1, 2, 3, 4 and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2002.

(b) Exhibits

None


                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  20/20 WEB DESIGN, INC.

                  By /s/ Charles Smith
                  --------------------------
                  Charles Smith, President, CFO

Date: May 17, 2002