Form 10QSB
period 2002-06-30
20/20 WEB DESIGN INC
filed 2002-08-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

       [_] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
                                     OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                             20/20 WEB DESIGN, INC.
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                 33-0677140
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)               Identification No.)

         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
                    (Address of principal executive offices)

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

                                 Yes [X] No [_]

As of August 14, 2002 there were 43,099,148 shares of Common Stock of the issuer outstanding.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             20/20 WEB DESIGN, INC.
                             CONDENSED BALANCE SHEET

                                                                   June 30,   December 31,
                                                                    2002         2001
                                                                  ---------    ---------
                                                                 (Unaudited)
Assets                                                            $    --      $    --
                                                                  =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                $ 103,579    $  87,612
  Accounts payable - related party                                   13,914       13,914
                                                                  ---------    ---------
    Total current liabilities                                       117,493      101,526
                                                                  ---------    ---------

Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000 shares authorized,
    43,099,148 shares issued and outstanding:                        43,099       43,099
  Additional paid-in capital                                        706,395      706,395
  Accumulated deficit                                              (866,987)    (851,020)
                                                                  ---------    ---------
    Total stockholders' equity (deficit)                           (117,493)    (101,526)
                                                                  ---------    ---------
                                                                  $    --      $    --
                                                                  =========    =========

 See accompanying notes to interim condensed consolidated financial statements.

                             20/20 WEB DESIGN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 2002            2001            2002            2001
                                             ------------    ------------    ------------    ------------
Cost and Expenses:
  General and administrative                 $     13,832    $     36,325    $     15,967    $     45,944
                                             ------------    ------------    ------------    ------------
Net loss                                     $    (13,832)   $    (36,325)   $    (15,967)   $    (45,944)
                                             ============    ============    ============    ============

Basic and diluted income (loss) per common
share                                        $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                             ============    ============    ============    ============

Weighted average shares outstanding            43,099,148      43,099,148      43,099,148      43,099,148
                                             ============    ============    ============    ============

 See accompanying notes to interim condensed consolidated financial statements.

                             20/20 WEB DESIGN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                Six months ended
                                                                    June 30,
                                                              --------------------
                                                                  2002        2001
                                                              --------    --------
Cash flows from operating activities:
  Net loss                                                    $(15,967)   $(45,944)
    Adjustments to reconcile net income to net cash
      used in operating activities:
  Changes in operating assets and liabilities
    Accounts payable                                            15,967      45,885
                                                              --------    --------
        Net cash provided by (used in) operating activities         --         (59)
                                                              --------    --------

Net increase (decrease) in cash and cash equivalents                --         (59)
Cash and cash equivalents at beginning of period                    --          59
                                                              --------    --------
Cash and cash equivalents at end of period                    $     --    $     --
                                                              ========    ========

Cash paid for:
  Taxes                                                       $     --    $     --
  Interest                                                    $     --    $     --


 See accompanying notes to interim condensed consolidated financial statements.

                             20/20 WEB DESIGN, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations for the three and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

There were no revenues or cost of revenues for the three and six months ended June 30, 2002 and 2001, respectively.

The Company's expenses for the three months ended June 30, 2002 were approximately $13,832, compared to $36,325 for the prior period. The expenses represented general and administrative expenses. The Company recorded a net loss of $13,832 for the three months ended June 30, 2002 compared to a net loss of $36,325 for the three months ended June 30, 2001.

The Company's expenses for the six months ended June 30, 2002 were $15,967 compared to $45,944 for the six months ended June 30, 2001. The expenses represented general and administrative costs. The Company recorded a net loss of $15,967 for the three months ended June 30, 2002 compared to a net loss of $36,325 for the three months ended June 30, 2001. The net loss per share was nil for the three and six months ended June 30, 2002 compared to a net loss of nil per share for the three and six months ended June 30, 2001.

As of June 30, 2002 and 2001, the Company had no assets. The Company's current liabilities as of June 30, 2002 were approximately $117,000 compared to liabilities of approximately $102,000 as of June 30, 2001. This difference is primarily attributable to the expenses incurred in associated legal and accounting expenses incurred as a result of its public filings.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of June 30, 2002 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

None

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the six months ended June 30, 2002.

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

                  20/20 WEB DESIGN, INC.

                  By /s/ Charles Smith
                  --------------------------
                  Charles Smith, President, CFO

Date: August 14, 2002

Certifications

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of 20/20 Web Design, Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

      The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 14, 2002               By: /s/ Charles Smith
                                        -------------------------------
                                        Charles Smith
                                        Chief Executive Officer


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of 20/20 Web Design, Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

      The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: August 14, 2002               By: /s/ Charles Smith
                                        -------------------------------
                                        Charles Smith
                                        Chief Financial Officer