Form 10QSB
period 2002-09-30
20/20 WEB DESIGN INC
filed 2002-11-14
CIK 1103833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

  [    ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                             20/20 WEB DESIGN, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                                Nevada 33-0677140
                                -----------------
    (State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)

         20700 Ventura Boulevard, #227, Woodland Hills, California 91364
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  (818) 227-9494
                                  --------------
                           (Issuer's telephone number)

     21800  Oxnard  Street,  Suite  440,  Woodland  Hills  CA  91367
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X   No

As of November 14, 2002 there were 43,099,148 shares of Common Stock of the issuer outstanding.

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
Item  6     Exhibits  and  Reports on Form 8-K                                7

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                             20/20 WEB DESIGN, INC.
                             CONDENSED BALANCE SHEET

                                                                SEPTEMBER30, DECEMBER 31,
                                                                     2002        2001
                                                                        (UNAUDITED)
                                                                  ----------------------

Assets                                                            $       -   $       -
                                                                  ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                $ 104,539   $  87,612
  Accounts payable - related party                                   17,581      13,914
                                                                  ----------  ----------
    Total current liabilities                                       122,120     101,526
                                                                  ----------  ----------
Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000 shares authorized,
    43,099,148 shares issued and outstanding:                        43,099      43,099
  Additional paid-in capital                                        706,395     706,395
  Accumulated deficit                                              (871,614)   (851,020)
                                                                  ----------  ----------
    Total stockholders' equity (deficit)                           (122,120)   (101,526)
                                                                  ----------  ----------
                                                                  $       -   $       -
                                                                  ==========  ==========


See accompanying notes to interim condensed consolidated financial statements.



                                         20/20 WEB DESIGN, INC.
                                    CONDENSED STATEMENT OF OPERATIONS
                                               (UNAUDITED)

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER30,               SEPTEMBER30,
                                                          -----------                -----------
                                                      2002          2001          2002          2001
                                                  ------------  ------------  ------------   ------------
Cost and Expenses:
  General and administrative                      $     4,626   $    12,018   $    20,594   $    57,962
                                                  ------------  ------------  ------------  -------------
Net loss                                          $    (4,626)  $   (12,018)  $   (20,594)  $   (57,962)
                                                  ============  ============  ============  =============
Basic and diluted income (loss) per common share  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                                  ============  ============  ============  =============
Weighted average shares outstanding                43,099,148    43,099,148    43,099,148    43,099,148
                                                  ============  ============  ============  =============


See accompanying notes to interim condensed consolidated financial statements.

                             20/20 WEB DESIGN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER30,
                                                                2002       2001
                                                             ---------   -----------
Cash flows from operating activities:
  Net loss                                                   $ (20,594)   $ (57,962)
    Adjustments to reconcile net income to net cash
      used in operating activities:
  Changes in operating assets and liabilities
    Accounts payable                                            20,594      57,903
                                                             ----------   ---------
        Net cash provided by (used in) operating activities          -         (59)
                                                             ==========   =========
Net increase (decrease) in cash and cash equivalents                 -         (59)
Cash and cash equivalents at beginning of period                     -          59
                                                             ==========   =========
Cash and cash equivalents at end of period                   $       -    $      -
                                                             ==========   =========
Cash paid for:
  Taxes                                                      $       -    $      -
  Interest                                                   $       -    $      -


See accompanying notes to interim condensed consolidated financial statements.

                             20/20 WEB DESIGN, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                SEPTEMBER30, 2002


Note  1:Presentation

     The condensed balance sheet of the Company as of September30, 2002, the related condensed statements of operations for the three and nine months ended September30, 2002 and 2001 and the statements of cash flows for the nine months ended September30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and Nine months ended September30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

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


RESULTS  OF  OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER30, 2001

There were no revenues or cost of revenues for the three and nine months ended September 30, 2002 and 2001, respectively.

The Company's expenses for the three months ended September 30, 2002 were approximately $4,626 compared to $12,018 for the prior period. The expenses represented general and administrative expenses. The Company recorded a net loss of $4,626 for the three months ended September 30, 2002 compared to a net loss of $12,018 for the three months ended September 30, 2001.

The Company's expenses for the nine months ended September30, 2002 were $20,594 compared to $57,962 for the nine months ended September 30, 2001. The expenses represented general and administrative costs. The Company recorded a net loss of $20,594 for the three months ended September 30, 2002 compared to a net loss of $57,962 for the three months ended September 30, 2001. The net loss per share was nil for the three and nine months ended September 30, 2002 compared to a net loss of nil per share for the three and nine months ended September 30, 2001.

As of September 30, 2002 and 2001, the Company had no assets. The Company's current liabilities as of September30, 2002 were approximately $122,000 compared to liabilities of approximately $102,000 as of December 31, 2001. This difference is primarily attributable to the expenses incurred in associated legal and accounting expenses incurred as a result of its public filings.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of September30, 2002 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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


ITEM  3.   CONTROLS  AND  PROCEDURES

Based on the evaluation by Mr. Charles Smith, both the president and chief accounting officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Smith concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and
(iii)  no  corrective  actions  were  required  to  be  taken.


PART  II

Items  No.  1,  2,  3,  and  4  -  Not  Applicable.

Item  No.  5  -  Other  Information

None

Item  No.  6  -  Exhibits  and  Reports  on  Form  8-K

(a) No reports on Form 8-K were filed during the Nine months ended September 30, 2002.

(b)   Exhibits

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 20/20  WEB  DESIGN,  INC.

                 By  /s/  Charles  Smith
                 --------------------------
                 Charles  Smith,  President,  CFO

Date:  November  14,  2002

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I,  Charles  Smith,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of 20/20 Web Design, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002     /s/  Charles  Smith
     Name:  Charles  Smith
     Title:  President  and  Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 20/20 Web Design, Inc. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                   /s/  Charles  Smith
Charles  Smith,  President  and  Chief  Financial  Officer
Dated:  November  14,  2002