Form 10KSB
period 2002-12-31
20/20 NETWORKS INC
filed 2003-04-15
CIK 1103833

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

                         Commission File Number: 0-29935

                              20/20 NETWORKS, INC.
                 (Name of Small Business Issuer in its charter)

          Nevada                                         33-0677140
          ------                                         ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification Number)

       21800 Oxnard Street Suite 440, Woodland Hills CA     91367
       ------------------------------------------------     -----
           (Address of principal executive offices)       (Zip Code)

Issuer's telephone number:  (818) 598-6780

Securities registered pursuant to Section 12(b) of the Act:  None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes [X] No_

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State Issuer's Revenues for its most recent fiscal year: $0

The number of shares outstanding of the Company=s $.001 Par Value Common Stock, as of December 31, 2002 were 430,991 (post-split). The aggregate number of shares of the voting stock held by non-affiliates on April 12, 2003 was 86,192 (post-split). The market value of these shares, computed by reference to the market closing price on April 11, 2002 was $87,054. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.  BUSINESS

A) General

20/20 Networks, Inc. formerly known as 20/20 Web Design, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company subsequently changed its name to "Asiamerica Energy Group, Inc." on January 12, 1996 when it entered into an agreement to acquire an oil and gas company. No stock was issued and no assets were acquired as this acquisition was not consummated.

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


In December, 1999, the Company formed a wholly owned subsidiary, Stein's Cake Box ("Cake Box"), a Nevada corporation. The Company entered into a letter of intent with a bakery operation in Lewisville, Texas controlled by the Company's president, Randy Sutton. The Company lent $195,000 to Cake Box in connection with the letter of intent. Cake Box used the $195,000 to pay some of the construction costs of a proposed bakery operation estimated to ultimately cost a total of $750,000. The proposed construction project was to expand an existing bakery operation located at the same location, College Connection, Inc. dba Stein's Bakery (the "Bakery"), also run by Mr. Sutton. In late February, 2000, the Company and the Bakery mutually agreed to cancel their letter of intent concerning Cake Box, although the Bakery remained liable to repay the $195,000 it acquired from Cake Box. Due to the subsequent filing of a petition under the U.S. Bankruptcy Code, the Company was unable to collect this debt.

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

The Company presently has no office space.

As of December 31, 2002, the Company had no employees.

Item 2. Properties.

The Company presently has no office space.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

In January, 2003, the Company sought and received approval from its shareholders to change its name to "20/20 Networks, Inc." and also received approval for a one-hundred-for-one reverse stock split.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "TWNK" although its trading symbol was "TWBD" for most of 2002. The common stock commenced trading in April, 1997 and is traded on the OTC Electronic Bulletin Board. As of December 31, 2002, the Company had 430,991 shares of its common stock issued and outstanding (post-split), of which 86,192 were held by non-affiliates.

   The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2002.

Period               High Bid           Low Bid
-------------------- ------------------ -------------------


1st Qtr 2002         .35                 .14
-------------------- ------------------ -------------------


2nd Qtr 2002         .20                 .10
-------------------- ------------------ -------------------


3rd Qtr 2002         .04                 .12
-------------------- ------------------ -------------------

                                         .12
4th Qtr 2002         .06
-------------------- ------------------ -------------------

The NASD and the Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions. In January, 2003, the Company approved and instituted a 100-for-1 reverse stock spit. The table above is pre-split.

As of December 31, 2002, the Company estimates there are 75 "holders of record" of its common stock and estimates that there are approximately 125 beneficial shareholders of its common stock. The Company has authorized 100,000,000 shares of common stock, par value $.001.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders' equity other than receipts of proceeds from offerings of its capital stock. The Company received $230,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised $158,354 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of December 31, 2002 reflects no assets but significant liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.


At December 31, 2002, the Company had negative working capital of approximately ($126,000) which consisted of no assets and current liabilities of approximately $126,000. At December 31, 2001, the Company had negative working capital of approximately ($102,000) which consisted of no assets and current liabilities of approximately ($102,000). The current liabilities of the Company at December 31, 2002 are composed primarily of accounts payable for legal and accounting expenses and monies due to its principal shareholder, Crown, as reimbursement for expenses paid on its behalf by Crown.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2002, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. The Company had no revenue or income during the period ended December 31, 2002 and recorded a net loss of ($24,122) for this period. For the year ended December 31, 2001, the Company had no revenue or income and recorded a net loss of ($61,738) resulting from general and administrative expenses. The net loss per share was ($.06)and ($.14), respectively, for the years ended December 31, 2002 and 2001.

For the year ended December 31, 2002, the Company had no assets and current liabilities of approximately $126,000. For the year ended December 31, 2001, the Company had no assets and current liabilities of approximately $102,000. Shareholders' deficit for the year ended December 31, 2002 was approximately ($126,000) compared to shareholders' deficit of approximately ($102,000) at December 31, 2001. The difference between the year end figures from 2001 to 2002 is attributable to the costs incurred by the Company in complying with its SEC reporting obligations and its inability to pay such expenses.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2002 and December 31, 2001 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on August 31, 1995 as Visioneering Corporation. On January 12, 1996, the Company amended its Articles of Incorporation to change its name to Asiamerica Energy Corporation, to Care Financial Corporation in April 29, 1996 and to Trump Oil Corporation on May 15, 1997. In March, 1999, the Company entered into a letter of intent to acquire 20/20 Web Design, Inc., a Colorado corporation wholly owned by Crown Partners, Inc. fka Stein's Holdings, Inc. fka Multi-Source Capital, Ltd. As part of that transaction, the Company issued 8,620,000 shares of its common stock to Crown with the result that Crown owns 80% of the issued and outstanding shares of the Company. The Company also approved a ten-for-one reverse stock split as part of that transaction.
The Company approved a one-for-four stock split in 2001.

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

The Company is presently inactive and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from offerings conducted under Rule 504 of Regulation D. The Company's balance sheet as of December 31, 2002 reflects no assets and significant liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Age      Positions Held and Tenure
----                       ---      -------------------------

Charles Smith              51       CEO, CFO and Director since May 15, 2000

Mehrdad Alborz             30       Director since April, 2002

Steven Onoue               45       Director since July, 2002

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

Mr. Smith is an officer and director of Crown Partners, Inc., the majority shareholder of the Company, and a director of National Healthcare Technology, Inc., both companies publicly traded on the OTC Electronic Bulletin Board under the symbols "CRWP" and "NHKT", respectively.

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

Mr. Alborz is an officer and director of Crown Partners, Inc., the majority shareholder of the Company, and a director of National Healthcare Technology, Inc., both companies publicly traded on the OTC Electronic Bulletin Board under the symbols "CRWP" and "NHKT", respectively.

STEVEN ONOUE. Mr. Onoue has been employed as vice president and manager of Sanitec(TM) Services of Hawaii, Inc., a wholly-owned subsidiary of Crown Partners, Inc., since 2000. Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been a registered securities professional as well as a being involved in real estate in Hawaii for more than 15 years.

Mr. Onoue is an officer and director of Crown Partners, Inc., the majority shareholder of the Company, and a director of National Healthcare Technology, Inc., both companies publicly traded on the OTC Electronic Bulletin Board under the symbols "CRWP" and "NHKT", respectively.

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

Item 10. Executive Compensation.

During fiscal 2002, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

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

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual=s employment with the Company, or from a change in control of the Company or a change in the individual=s responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2002, the following persons were officers, directors and more than ten-percent shareholders of the Company=s common stock:

Name                             Filed Reports    Position
----                             -------------    --------

Crown Partners, Inc.             Yes              Shareholder

Charles Smith                    No               Director, CEO, CFO

Mehrdad Alborz                   No               Director

Steven Onoue                     No               Director


Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 430,991 shares of the Company's common stock issued and outstanding (post-split) on December 31, 2002. There are no preferred shares authorized. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses                       Number of Shares      Percent of
Owned Beneficially                        Beneficially          Owned Shares

Cede and Co.(1)                           73,589                  17.07%
P.O. Box 22 New York NY 10274

Charles Smith (2)                              0                    0.0%
21800 Oxnard Street Ste. 440
Woodland Hills CA  91367

Mehrdad Alborz (2)                             0                    0.0%
21800 Oxnard Street Ste. 440
Woodland Hills CA  91367

Steven Onoue (2)                               0                    0.0%
21800 Oxnard Street Ste. 440
Woodland Hills CA 91367

Crown Partners, Inc.(3)                  317,800                   73.74%
21800 Oxnard Street Ste 440
Woodland Hills CA  91367

All officers and directors
 as a group (3 persons)                        0                    0.00%

(1) Cede owns the shares as nominee for the shareholders who have placed their shares in street name. Cede does not have investment power for the shares nor voting power of the shares.

(2) Denotes officer or director. All officers and directors are also officers and directors of Crown Partners, Inc. which is the majority shareholder of the Company. All officers and directors disclaim any beneficial interest in the shares owned by Crown Partners, Inc.

(3) The control  persons of Crown are the officers and directors of the Company:
Mehrdad Alborz, Steven Onoue and Charles Smith. These persons have both investment and voting power for the 317,800 shares beneficially owned by Crown but disclaim any beneficial ownership in these shares.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company's majority shareholder, Crown Partners, Inc., has paid certain expenses on behalf of the Company and is currently owed approximately $22,000 by the Company.

Item 13.  Exhibits and Reports on Form 8-K.

(1)      Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated April 11, 2003
Balance Sheet for December 31, 2002
Statement of Operations for the Years Ended December 31, 2002 and 2001 Statements of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 14, 2003             20/20 NETWORKS, INC.
                           /s/ Charles Smith
                           Charles Smith, CEO, CFO, Director

April 14, 2003             /s/ Mehrdad Alborz
                           Mehrdad Alborz, Director


April 14, 2003             /s/ Steven Onoue
                           Steven Onoue, Director

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

         I, Charles Smith, certify that:

         1. I have reviewed this annual report on Form 10-KSB of 20/20 Networks, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Charles Smith
Date: April 14, 2003               --------------------------------
                                   Name:  Charles Smith
                                   Title: President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 20/20 Networks, Inc. on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                         /s/ Charles Smith
                                        -------------------------------
                                        Charles Smith, President and Chief
                                        Financial Officer
Dated: April 14, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  20/20 Networks, Inc. (Formerly 20/20 Web Design, Inc.)
  Woodland Hills, California

We have audited the accompanying balance sheet of 20/20 Networks, Inc. (Formerly 20/20 Web Design, Inc.) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 20/20 Networks, Inc. (Formerly 20/20 Web Design, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


April 11, 2003

                              20/20 Networks, Inc.
                        (Formerly 20/20 Web Design, Inc.)
                                  BALANCE SHEET
                                December 31, 2002


                                     ASSETS

Assets                                                                       $      --

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                           $ 103,419

  Accounts payable - related party                                              22,229
                                                                             ---------
    Total current liabilities                                                  125,648

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 430,991 shares issued and outstanding                                431
Additional paid in capital                                                     749,063
Accumulated deficit                                                           (875,142)
                                                                             ---------
  Total Stockholders' Equity (Deficit)                                        (125,648)
                                                                             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $      --
                                                                             =========



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              20/20 Networks, Inc.
                        (Formerly 20/20 Web Design, Inc.)
                            STATEMENTS OF OPERATIONS
                            Years Ended December 31,


                                             2002            2001
                                          ---------       ---------
Costs and Expenses:
  General and administrative              $  24,122       $  61,183
  Interest expense                               --             555
                                             24,122          61,738

Net loss                                  $ (24,122)      $ (61,738)

Net loss per share:
  Net loss basic and diluted              $    (.06)      $   (0.14)

Weighted average shares outstanding:
  Basic and diluted                         430,991         430,991


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              20/20 Networks, Inc.
                        (Formerly 20/20 Web Design, Inc.)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          Years Ended December 31, 2002


                                    Common stock
                              -------------------------       Additional paid    Accumulated
                              Shares           Amount           in capital         deficit             Total
                              -------         ---------         ---------         ---------          ---------
Balance,
  December 31, 2000           430,991         $     431         $ 749,063         $(789,282)         $ (39,788)

Net loss                           --                --                --           (61,738)           (61,738)
                              -------         ---------         ---------         ---------          ---------

Balance,
  December 31, 2001           430,991               431           749,063          (851,020)          (101,526)

Net loss                           --                --                --           (24,122)           (24,122)
                              -------         ---------         ---------         ---------          ---------

Balance,
  December 31, 2002           430,991         $     431         $ 749,063         $(875,142)         $(125,648)
                              =======         =========         =========         =========          =========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              20/20 Networks, Inc.
                        (Formerly 20/20 Web Design, Inc.)
                            STATEMENTS OF CASH FLOWS
                            Years Ended December 31,


                                                            2002              2000
                                                          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(24,122)         $(61,738)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Net change in:
  Accounts payable                                          24,122            61,679

CASH FLOWS USED IN OPERATING ACTIVITIES                         --               (59)

NET DECREASE IN CASH                                            --               (59)
Cash, beg. of period                                            --                59
Cash, end of period                                       $     --          $     --

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $     --          $     --
  Income taxes paid                                       $     --          $     --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              20/20 Networks, Inc.
                        (Formerly 20/20 Web Design, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

20/20 Networks, Inc. (Formerly 20/20 Web Design, Inc.) referred to as "20/20 Networks" was incorporated in August 1995 in Nevada. 20/20 Networks is in the business of managing and acquiring subsidiary corporations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. 20/20 Networks record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Recent Accounting Pronouncements

20/20 Networks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on 20/20 Networks' results of operations, financial position or cash flow.


NOTE 2 - INCOME TAXES

For the years ended December 31, 2002 and 2001, 20/20 Networks has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $450,000 at December 31, 2002, and will expire in the years 2018 through 2022.

Deferred income taxes consist of the following at December 31:

                                2001              2000
                              --------          --------
Long-term:
  Deferred tax assets         $  6,000          $ 64,000
  Valuation allowance          (68,000)          (64,000)
                              --------          --------
                              $     --          $     --
                              ========          ========

NOTE 3 - SHAREHOLDERS EQUITY

Common Stock - The initial authorized common stock of 20/20 Networks consisted of 25,000,000 shares $.001 par value. In March 2001, the State of Nevada approved the Company's restated articles of incorporation which increased the authorized shares of common stock from 25,000,000 common shares to 100,000,000 common shares.

In January 2003, the Board of Directors announced a reverse split of 100 to 1 share of 20/20 Networks' common stock. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.


NOTE 4 - RELATED PARTY TRANSACTIONS

20/20 Network's neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest.

Accounts payable includes $22,229 due its majority shareholder.