Form 10QSB
period 2003-03-31
20/20 NETWORKS INC
filed 2003-05-13
CIK 1103833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

              [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                              20/20 NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

                                Nevada 33-0677140
                    (State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

           20700 Ventura Blvd., #227, Woodland Hills, California 91364
                    (Address of principal executive offices)

                                 (818) 227-9494
                           (Issuer's telephone number)

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

                                                   Yes : X   No:

As of May 12, 2003 there were 430,991 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        7

Item 3     Controls and Procedures                                          8

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7
Item 2     Changes in Securities                                            7
Item 3     Default upon Senior Securities                                   7
Item 4     Submission of Matters to a Vote of Security Holders              7
Item 5     Other Information                                                7
Item 6     Exhibits and Reports on Form 8-K                                 7

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                               20/20 NETWORKS, INC.
                                              CONDENSED BALANCE SHEET


                                                                                    MARCH 31,         DECEMBER 31,
                                                                                       2003               2002
                                                                                 -----------------   ---------------
                                                                                   (UNAUDITED)


Assets                                                                           $              -   $           -
                                                                                 ================   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                               $        113,999   $     103,419

  Accounts payable - related party                                                         22,229          22,229
                                                                                 -----------------   ---------------

    Total current liabilities                                                             136,228         125,648
                                                                                 -----------------   ---------------

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares authorized,
    430,991 shares issued and outstanding:                                                   431              431

  Additional paid-in capital                                                             749,063          749,063

  Deficit accumulated during the development stage                                      (885,722)        (875,142)
                                                                                 -----------------   ---------------

    Total stockholders' deficit                                                         (136,228)        (125,648)
                                                                                 -----------------   ---------------
                                                                                 $             -   $            -
                                                                                 =================   ===============


                                                20/20 NETWORKS, INC.
                                         CONDENSED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       2003               2002
                                                                                 -----------------  -----------------

Cost and Expenses:
  General and administrative                                                     $         10,580   $          2,135

Net loss                                                                         $        (10,580)  $         (2,135)
                                                                                 ================   ================

                                                                                 $         (0.02)   $         (0.00)
                                                                                 ================   ================

Weighted average shares outstanding                                                       430,991            430,991
                                                                                 ================   ================









                                               20/20 NETWORKS, INC.
                                           (A DEVELPMENT STAGE COMPANY)
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     2003                2002
                                                                               -----------------   -----------------

Cash flows from operating activities:
  Net loss                                                                     $       (10,580)    $        (2,135)
    Adjustments to reconcile net income to net cash
      used in operating activities:
  Changes in operating assets and liabilities
    Accounts payable                                                                    10,580               2,135
                                                                               ---------------     ---------------
        Net cash provided by (used in) operating activities                                  -                   -
                                                                               ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                                         -                   -
Cash and cash equivalents at beginning of period                                             -                   -
                                                                               ---------------     ---------------
Cash and cash equivalents at end of period                                     $             -     $             -
                                                                               ===============     ===============

Cash paid for:
  Taxes                                                                        $             -     $             -
  Interest                                                                     $             -     $             -



                             20/20 WEB DESIGN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


Note 1: Presentation

The condensed balance sheet of the Company as of March 31, 2003, the related condensed statements of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB.

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

During the quarter ended March 31, 2003, the Company approved a 100-to-1 reverse split and a change of name to "20/20 Networks, Inc.".

The Company is presently inactive and seeking suitable acquisition candidates. The Company can be defined as a shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The Company presently has no office space.

As of March 31, 2003, the Company had no employees.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2003 and 2002, the Company had no revenues. The Company's expenses for the three months ended March 31, 2003 were approximately $10,580, representing general and administrative expenses. The Company recorded a net loss of $10,580 for the period ended March 31, 2003. The Company's expenses for the three months ended March 31, 2002 were $2,135 representing general and administrative costs. The Company recorded a net loss of $2,135 for the period. The net loss per share was $0.02 for the period ended March 31, 2003 compared to a net loss of $0.00 per share for the period ended March 31, 2002.

For the three months ended March 31, 2003 and 2002, the Company had assets of less than $100. The Company's current liabilities for the three months ended March 31, 2003 were approximately $136,000 compared to liabilities of approximately $126,000 for the year ended December 31, 2002. This difference is primarily attributable to the expenses incurred in filing a registration statement under the 1934 Act and the associated legal and accounting expenses incurred as a result as well as legal costs incurred in connection with the BTC transaction. Shareholders' deficit for the three months ended March 31, 2003 was approximately $136,000 compared to total shareholders' deficit of $126,000 for the year ended December 31, 2002.

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


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of March 31, 2003 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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


NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's need for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuing common stock in lieu of cash.


DESCRIPTION OF PROPERTIES

The Company presently has no office space.


EMPLOYEES

As of March 31, 2003, the Company had no employees.


New Accounting Pronouncements

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have a material effect on the Company's financial position or results of its operations.

 In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation
The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. Charles Smith, both the chief executive officer and chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II

Items No. 1, 2, 3, and 4 - Not Applicable.

Item No. 5 - Other Information

None


Item No. 6 - Exhibits and Reports on Form 8-K

(a)   A Form 8-K was filed on February 10, 2003.

(b)   Exhibits

None


                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  20/20 NETWORKS, INC.

                  By /s/ Charles Smith
                  --------------------------
                  Charles Smith, President, CFO

Date: May 12, 2003

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION


         I, Charles Smith, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of 20/20 NETWORKS, INC.;

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

Date: May 12, 2003                  /s/ Charles Smith
                                    ---------------------------------
                                    Name:  Charles Smith
                                    Title: President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 20/20 NETWORKS, INC. on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                /s/ Charles Smith
                                 -----------------
                                Charles Smith, President
                                and Chief Executive Officer


Dated: May 12, 2003