Form 10QSB
period 2003-06-30
20/20 NETWORKS INC
filed 2003-08-19
CIK 1103833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

     [ ]  TRANSITION  REPORT  UNDER  SECTION 13 OF 15(d) OF THE  EXCHANGE ACT OF
          1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                              20/20 NETWORKS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                     33-0677140
                ------                                     ----------
 (State or other  jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

           20700 Ventura Blvd., #227, Woodland Hills, California 91364
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 227-9494
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes : [X] No: [ ]

As of August 14, 2003 there were 11,396,200 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        7

Item 3     Controls and Procedures                                          8

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                8
Item 2     Changes in Securities                                            8
Item 3     Default upon Senior Securities                                   8
Item 4     Submission of Matters to a Vote of Security Holders              8
Item 5     Other Information                                                8
Item 6     Exhibits and Reports on Form 8-K                                 8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              20/20 NETWORKS, INC.
                                  BALANCE SHEET

                                                                      June 30,         December 31,
                                                                        2003              2002
                                                                     -----------       -----------
                                                                     (Unaudited)
Assets                                                               $        --       $        --
                                                                     -----------       -----------
                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                   $   124,089       $   103,419

  Accounts payable - related party                                        22,229            22,229
                                                                     -----------       -----------
    Total current liabilities                                            146,318           125,648
                                                                     -----------       -----------
Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares authorized,
    1,710,991 and 430,991 shares issued and outstanding:                   1,711               431
  Additional paid-in capital                                             875,783           749,063
  Deficit accumulated during the development stage                    (1,023,812)         (875,142)
                                                                     -----------       -----------
    Total stockholders' deficit                                         (146,318)         (125,648)
                                                                     -----------       -----------
                                                                     $        --       $        --
                                                                     ===========       ===========

                              20/20 NETWORKS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                      June 30,                        June 30,
                                                2003            2002            2003            2002
                                             ---------       ---------       ---------       ---------
Cost and Expenses:
  General and administrative                 $ 138,090       $  13,832       $ 148,670       $  15,967
                                             ---------       ---------       ---------       ---------
Net loss                                     $(138,090)      $ (13,832)      $(148,670)      $ (15,967)
                                             =========       =========       =========       =========

Basic and diluted loss per common share      $   (0.24)      $   (0.03)      $   (0.30)      $   (0.04)
                                             =========       =========       =========       =========
Weighted average shares outstanding            571,651         430,991         501,710         430,991
                                             =========       =========       =========       =========

                              20/20 NETWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                     Six months ended
                                                                          June 30,
                                                                   2003            2002
                                                                 ---------       ---------
Cash flows from operating activities:
  Net loss                                                       $(148,670)      $ (15,967)
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Common stock for services                                  128,000              --
  Changes in operating assets and liabilities
    Accounts payable                                                20,670          15,967
                                                                 ---------       ---------
        Net cash provided by (used in) operating activities             --              --
                                                                 ---------       ---------

Net increase (decrease) in cash and cash equivalents                    --              --
Cash and cash equivalents at beginning of period                        --              --
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $      --       $      --
                                                                 =========       =========
Cash paid for:
  Taxes                                                          $      --       $      --
  Interest                                                       $      --       $      --

                             20/20 WEB DESIGN, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003


Note 1: Presentation

The balance sheet of 20/20 as of June 30, 2003, the related statements of operations for the three and six months ended June 30, 2003 and 2002 and the statements of cash flows for the six months ended June 30, 2003 and 2002 included in the financial statements have been prepared by 20/20 without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly 20/20's financial position and results of operations. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in 20/20's December 31, 2002 Form 10-KSB.


NOTE 2 - COMMON STOCK

During the six months ending June 30, 2003, 20/20 issued 1,280,000 shares of common stock for services valued at $128,000.


NOTE 3 - AGREEMENT AND PLAN OF REORGANIZATION

In June 2003, 20/20 entered into an agreement to acquire E-Z Arch, LLC ("EZ-Arch"). E-Z Arch will exchange 100% of its common stock and cash for majority control of 20/20. The transaction will be accounted for as a reverse merger. As of August 14, 2003 the transaction had not closed.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. 20/20's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in 20/20's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.


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

 As part of its acquisition of E-Z Arch in June, 2003, the Company issued a total of 10,525,000 shares of its common stock. The Company intends to engage in the telephone business in certain developing countries, beginning with Mexico and other Latin American countries and is seeking the necessary capital to pursue this goal.

20/20 presently has no office space.

As of June 30, 2003, 20/20 had no employees.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

There were no revenues or cost of revenues for the three and six months ended June 30, 2003 and 2002, respectively.

20/20's expenses for the three months ended June 30, 2003 were approximately $138,090, representing general and administrative expenses, which are primarily from the issuance of 1,280,000 shares of common stock for services valued at $128,000 or $0.10 per share. 20/20 recorded a net loss of $138,090 for the three months ended June 30, 2003. 20/20's expenses for the three six months ended June 30, 2002 were $13,832 representing general and administrative costs. 20/20 recorded a net loss of $13,832 for the three months ended June 30, 2002. The net loss per share was $0.24 for the three months ended June 30, 2003 compared to a net loss of $0.03 per share for the three months ended June 30, 2002.

20/20's expenses for the six months ended June 30, 2003 were approximately $148,670, representing general and administrative expenses which are primarily from the issuance of 1,280,000 shares of common stock for services valued at $128,000 or $0.10 per share. 20/20 recorded a net loss of $148,670 for the six months ended June 30, 2003. 20/20's expenses for the six months ended June 30, 2002 were $15,967 representing general and administrative costs. 20/20 recorded a net loss of $15,967 for the six months ended June 30, 2002. The net loss per share was $0.30 for the six months ended June 30, 2003 compared to a net loss of $0.04 per share for the six months ended June 30, 2002.

As of June 30, 2003 and 2002, 20/20 had assets of less than $100. 20/20's current liabilities at June 30, 2003 were approximately $146,000 compared to liabilities of approximately $126,000 for the year ended December 31, 2002. This difference is primarily attributable to the expenses incurred in filing a registration statement under the 1934 Act and the associated legal and accounting expenses incurred as a result as well as legal costs incurred in connection with the BTC transaction. Shareholders' deficit at June 30, 2003 was approximately $146,000 compared to total shareholders' deficit of $126,000 for the year ended December 31, 2002.

20/20 anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

20/20 will attempt to carry out its business plan as discussed above. 20/20 cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, 20/20 has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. 20/20 received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. 20/20 also raised approximately $158,000 from the issuance of 7,200,000 shares of 20/20's common stock prior to 1997. In 1997, 20/20 raised an additional $345,000 from the sale of its common stock. 20/20's balance sheet as of June 30, 2003 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of 20/20.

20/20 is continuing to search for suitable merger candidates or other businesses to become involved in so that it can commence operations and generate revenues to continue paying its bills.

20/20 will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. 20/20 cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.


NEED FOR ADDITIONAL FINANCING

20/20's existing capital is not sufficient to meet 20/20's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, 20/20's need for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to 20/20 to allow it to cover its expenses.

20/20 might seek to compensate providers of services by issuing common stock in lieu of cash.


DESCRIPTION OF PROPERTIES

20/20 presently has no office space.


EMPLOYEES

As of June 30, 2003, 20/20 had no employees.


Inflation

20/20's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.


ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation of 20/20's disclosure controls and procedures by Mr. Charles Smith, both the chief executive officer and chief accounting officer of 20/20, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that 20/20's disclosure controls and procedures are effective in ensuring that information required to be disclosed by 20/20 in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in 20/20's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Items No. 1, 3, and 4 - Not Applicable.


ITEM 2. CHANGES IN SECURITIES

In June 2003, 20/20 issued 1,280,000 shares of common stock to various consultants for services rendered. These shares were registered on a Form S-8 Registration Statement.


Item No. 5 - Other Information

None


Item No. 6 - Exhibits and Reports on Form 8-K

(a) A Form 8-K was filed on February 10, 2003.

(b) Exhibits

None


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        20/20 NETWORKS, INC.

                                        By /s/ Edward Gallagher
                                           --------------------------
                                           Edward Gallagher, President


                                        By: /s/ Charles Smith
                                            --------------------------
                                            Charles Smith, CFO

Date: August 14, 2003

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION


         I, Edward Gallagher, certify that:

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

Date: August 14, 2003                   /s/ Edward Gallagher
                                            -----------------------------------
                                            Name:  Edward Gallagher
                                            Title: President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 20/20 NETWORKS, INC. on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of 20/20.

                                        /s/  Edward Gallagher
                                             --------------------------------
                                             Edward Gallagher, President

                                        /s/ Charles Smith
                                            --------------------------------
                                            Charles Smith, CFO
Dated: August 14, 2003