Form 10QSB
period 2003-09-30
20/20 NETWORKS INC
filed 2003-11-14
CIK 1103833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                   Yes : X No:

As of November 14, 2003 there were 1,710,991 shares of Common Stock of the issuer outstanding.

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



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                              20/20 NETWORKS, INC.
                                  BALANCE SHEET

                                                                                  September 30,       December 31,
                                                                                       2003               2002
                                                                                 -----------------   ---------------
                                                                                   (Unaudited)

Assets                                                                           $              -   $           -
                                                                                 ================   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                               $        142,352   $     103,419

  Accounts payable - related party                                                         22,229          22,229
                                                                                 ----------------   -------------

    Total current liabilities                                                             164,581         125,648
                                                                                 ----------------   -------------

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares authorized,
    1,710,991 and 430,991 shares issued and outstanding:                                   1,711              431

  Additional paid-in capital                                                             875,783          749,063

  Deficit accumulated during the development stage                                    (1,042,075)        (875,142)
                                                                                 ----------------   -------------

    Total stockholders' deficit                                                         (164,581)        (125,648)
                                                                                 ----------------   -------------
                                                                                 $              -   $           -
                                                                                 ================   =============





                                                20/20 NETWORKS, INC.
                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                   Three Months Ended                     Nine Months Ended
                                                     September 30,                          September 30,
                                                 2003               2002               2003               2002
                                           ------------------  ---------------   -----------------  ------------------

Cost and Expenses:
  General and administrative               $         18,263    $       4,626     $        166,933   $         20,594

Net loss                                   $        (18,263)   $      (4,626)    $       (166,933)  $        (20,594)
                                           ================    =============     ================   ================


Basic and diluted loss per common share    $          (0.01)   $       (0.01)    $         (0.18)   $         (0.05)
                                           ================    =============     ================   ================

Weighted average shares outstanding               1,710,991          430,991              909,233            430,991
                                           ================    =============     ================   ================






                                               20/20 NETWORKS, INC.
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)



                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     2003                2002
                                                                               -----------------   -----------------
Cash flows from operating activities:
  Net loss                                                                     $      (166,933)    $       (20,594)
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Common stock for services                                                      128,000                   -
  Changes in operating assets and liabilities
    Accounts payable                                                                    38,933              20,594
                                                                               ---------------     ---------------
        Net cash provided by (used in) operating activities                                  -                   -
                                                                               ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                                         -                   -
Cash and cash equivalents at beginning of period                                             -                   -
                                                                               ---------------     ---------------
Cash and cash equivalents at end of period                                     $             -     $             -
                                                                               ===============     ===============

Cash paid for:
  Taxes                                                                        $             -     $             -
  Interest                                                                     $             -     $             -




                              20/20 NETWORKS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2003


Note 1: Presentation

The balance sheet of 20/20 as of September 30, 2003, the related statements of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 included in the financial statements have been prepared by 20/20 without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly 20/20's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in 20/20's December 31, 2002 Form 10-KSB.

NOTE 2 - COMMON STOCK

During the nine months ending September 30, 2003, 20/20 issued 1,280,000 shares of common stock for services valued at $128,000.

NOTE 3 - AGREEMENT AND PLAN OF REORGANIZATION

In June 2003, 20/20 entered into an agreement to acquire E-Z Arch, LLC ("EZ-Arch") where E-Z Arch was to exchange 100% of its common stock and cash for majority control of 20/20. The transaction was terminated in October, 2003.

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

20/20 is presently inactive and seeking suitable acquisition candidates. 20/20 can be defined as a shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

20/20 presently has no office space.

As of September 30, 2003, 20/20 had no employees.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

There were no revenues or cost of revenues for the three and nine months ended September 30, 2003 and 2002, respectively.

20/20's expenses for the three months ended September 30, 2003 were approximately $18,263, representing general and administrative expenses, which are primarily from professional services. 20/20 recorded a net loss of $18,263 for the three months ended September 30, 2003. 20/20's expenses for the three months ended September 30, 2002 were $4,626 representing general and administrative costs. 20/20 recorded a net loss of $4,626 for the three months ended September 30, 2002. The net loss per share was $0.01 for the three months ended September 30, 2003 compared to a net loss of $0.01 per share for the three months ended September 30, 2002.

20/20's expenses for the nine months ended September 30, 2003 were approximately $166,930, representing general and administrative expenses which are primarily from the issuance of 1,280,000 shares of common stock for services valued at $128,000 or $0.10 per share. 20/20 recorded a net loss of $166,930 for the nine months ended September 30, 2003. 20/20's expenses for the nine months ended September 30, 2002 were $20,594 representing general and administrative costs. 20/20 recorded a net loss of $20,594 for the nine months ended September 30, 2002. The net loss per share was $0.18 for the nine months ended September 30, 2003 compared to a net loss of $0.05 per share for the nine months ended September 30, 2002.

As of September 30, 2003 and 2002, 20/20 had no assets. 20/20's current liabilities at September 30, 2003 were approximately $156,000 compared to liabilities of approximately $126,000 for the year ended December 31, 2002. This difference is primarily attributable to the expenses incurred in filing a registration statement under the 1934 Act and the associated legal and accounting expenses incurred as a result as well as legal costs incurred in connection with the BTC transaction. Shareholders' deficit at September 30, 2003 was approximately $165,000 compared to total shareholders' deficit of $126,000 for the year ended December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, 20/20 has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. 20/20 received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. 20/20 also raised approximately $158,000 from the issuance of 7,200,000 shares of 20/20's common stock prior to 1997. In 1997, 20/20 raised an additional $345,000 from the sale of its common stock. 20/20's balance sheet as of September 30, 2003 reflects no assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of 20/20.

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

DESCRIPTION OF PROPERTIES

20/20 presently has no office space.

EMPLOYEES

As of September 30, 2003, 20/20 had no employees.

Inflation

20/20's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation by Mr. Charles Smith, both the chief executive officer and chief accounting officer of the Company, of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) conducted as of September 30, 2003 the filing date of this quarterly report (the "Evaluation Date"), Mr. Smith concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to us and our subsidiaries would be made known to him by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 3, and 4 - Not Applicable.

ITEM 2. CHANGES IN SECURITIES

In September 2003, 20/20 issued 1,280,000 shares of common stock to various consultants for services rendered. These shares were registered on a Form S-8 Registration Statement.

Item No. 5 - Other Information

None

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the quarter ended September 30, 2003.

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

                  20/20 NETWORKS, INC.

                  By /s/ Charles Smith
                  --------------------------
                  Charles Smith, President, CFO

Date: November 14, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     AND CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 20/20 Networks, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                             Date: November 14, 2003


                                 By: /s/ Charles Smith
                            -------------------------------
                                     Charles Smith
                         President and Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Charles Smith, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of 20/20 Networks, Inc. on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of 20/20 Networks, Inc.


                                          By:/s/ Charles Smith
                                       --------------------------
                                          Name: Charles Smith
                              Title: President and Chief Executive Officer

                                November 14, 2003