Form 10KSB
period 2003-12-31
20/20 NETWORKS INC
filed 2004-05-04
CIK 1103833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________.

                       Commission 7File Number: 000-29935

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

              Nevada                                        33-0677140
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                      Identification Number)

             20700 Ventura Blvd. Suite 227, Woodland Hills CA 91364
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (818) 227-9494

Securities registered pursuant to Section 12(b) of the Act:  None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2003 were 6,591,200 (131,824,000 post-split). The aggregate number of shares of the voting stock held by non-affiliates on April 22, 2003 was 1,591,200 (31,824,000 post-split). The market value of these shares, computed by reference to the market closing price on April 22, 2003 was $87,516. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.  BUSINESS

A) General

Micro Bio-Medical Waste Systems, Inc. Formerly known as 20/20 Networks, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company subsequently changed its name to "Asiamerica Energy Group, Inc." on January 12, 1996 when it entered into an agreement to acquire an oil and gas company. No stock was issued and no assets were acquired as this acquisition was not consummated.

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

In December, 1999, the Company formed a wholly owned subsidiary, Stein's Cake Box ("Cake Box"), a Nevada corporation. The Company entered into a letter of intent with a bakery operation in Lewisville, Texas controlled by the Company's president, Randy Sutton. The Company lent $195,000 to Cake Box in connection with the letter of intent. On October 13, 2000, the Bakery filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filed was subsequently converted to a Chapter 7 and the Bakery has ceased operations. The loan has been written off.

Following the Company's lack of success with the Cake Box venture, the Company determined that it would remain inactive and that the Company would seek suitable acquisition candidates.

In February 2001, the Company entered into a letter of intent with BentleyTel.com, Inc. ("BentleyTel"), a Nevada corporation, to acquire BentleyTel in a statutory merger which was ultimately canceled.

In February, 2003, the Company changed its name to 20/20 Networks, Inc. from 20/20 Web Design, Inc.

In 2003, the Company entered into a letter of intent to acquire a South American telecommunications company which was never completed. That proposed transaction was terminated in October, 2003.

In November, 2003, the Company entered into an agreement with its majority shareholder, Crown Partners, Inc. ("Crown"), wherein the Company agreed to purchase Crown's wholly-owned subsidiary Sanitec(TM) Services of Hawaii, Inc. ("SSH") for $550,000, assumption of all liabilities of SSH. In return, Crown will receive five percent (5%) of the issued and outstanding shares of the Company, non-dilutable for twenty four months. As of the date of this report, this transaction has not closed and Crown has not been paid nor issued its shares.

The Company's office is located at 20700 Ventura Blvd., Suite 227, Woodland Hills, California 91364.

As of December 31, 2003, the Company had no employees.

Item 2. Properties.

The Company presently shares office space with a related entity and its attorney. The Company pays no rent. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

In February, 2003, the Company's shareholders approved a name change to 20/20 Networks, Inc.

In November, 2003, the Company's shareholders approved a name change from 20/20 Networks, Inc. to Micro Bio-Medical Waste Systems, Inc. and approved an increase in authorized common shares to 500,000,000.

In December, 2003, a forward split of 1-for-twenty was announced and implemented in early 2004.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "MBWS" and CUSIP #59479X105. The common stock commenced trading in April, 1997 and was de-listed on May 3, 2000 from the Bulletin Board. From May until November, the Company's common stock was quoted in the OTC "pink sheets." The Company's stock is now traded on the OTC Electronic Bulletin Board. As of December 31, 2003, the Company had 6,591,200 (131,824,000 post-split) shares of its common stock issued and outstanding, of which 1,591,200 (31,824,000 post-split) were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2003.

------------------------------ ------------------------ ------------------------

Period                         High Bid                 Low Bid
------------------------------ ------------------------ ------------------------

1st Qtr 2003                   .25                      .0225
------------------------------ ------------------------ ------------------------

2nd Qtr 2003                   .20                      .0225
------------------------------ ------------------------ ------------------------

3rd Qtr 2003                   .20                      .0225
------------------------------ ------------------------ ------------------------

4th Qtr 2003                   .05                      .0225
------------------------------ ------------------------ ------------------------

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2003, the Company estimates there are 100 "holders of record" of its common stock and estimates that there are approximately 160 beneficial shareholders of its common stock. The Company has authorized 500,000,000 shares of common stock, par value $.001.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders' equity other than receipts of proceeds from offerings of its capital stock. The Company received $230,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised $158,354 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of December 31, 2003 reflects no assets and substantial liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At December 31, 2003, the Company had negative working capital of approximately ($173,000) which consisted of no assets and current liabilities of $173,027. The Company had no assets at December 31, 2003. At December 31, 2002, the Company had no assets and current liabilities of approximately $126,000, resulting in negative working capital of approximately ($126,000). The current liabilities of the Company at December 31, 2003 are composed primarily of accounts payable for legal and accounting expenses of approximately $145,000 and amounts owed to its majority shareholder, Crown, of approximately $28,000.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company needs to pay for its proposed acquisition of SSH and will need additional capital to fund that proposed operation.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2003, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the years ended December 31, 2003 and 2002, the Company had no revenues. For the year ended December 31, 2003, the Company had general and administrative expenses of approximately $451,000, resulting in a net loss of approximately ($451,000). For the year ended December 31, 2002, the Company had general and administrative expenses of approximately $24,000, resulting in a net loss of approximately ($24,000). The difference in expenses between the two periods resulted from the Company hiring consultants in an effort to develop various business opportunities presented to it. The net loss per share was ($.13) and ($.06), respectively, for the years ended December 31, 2003 and 2002.

For the year ended December 31, 2003, the Company had no assets and current liabilities of approximately $173,000. For the year ended December 31, 2002, the Company had no assets and current liabilities of approximately $126,000. Shareholders' (deficit) for the year ended December 31, 2003 was approximately ($126,000) compared to shareholders' (deficit) of approximately ($173,000) at December 31, 2003. The difference between the year end figures from 1999 to 2000 is primarily attributable to the Cake Box operations and the Company's write off of that loan.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2003 and 2002 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

The Company entered into an agreement to acquire Sanitec(TM) Services of Hawaii, Inc. from its majority shareholder, Crown Partners, Inc., in November, 2003. The Company must first pay $550,000 to Crown before it can assume the operations of SSH. Once this sum is paid, the Company intends to engage in the business of medical waste disposal in Hawaii and elsewhere.

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination or if the proposed business combination with BentleyTel is unsuccessful.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. It is anticipated that Crown will likely advance any funds necessary to insure that the Company is able to meet its reporting obligations under the 1934 Act and that these loans will be repaid either when the Company merges or acquires a writing to provide these funds and can only provide these funds to the extent that it has available funds to loan to the Company.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company is presently inactive and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from offerings conducted under Rule 504 of Regulation D. The Company's balance sheet as of December 31, 2003 reflects no assets and extensive liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Age              Positions Held and Tenure
--------------------------------------------------------------------------------
Charles Smith              52               CFO and Director since May 15, 2000

Steven Onoue               46               Director since July, 2002

Dr. Sadegh Salmassi        57               Director since November, 2003

Scott Ervin                                 CEO since November, 2003

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

Mr. Smith's business affiliations during the last five years are as follow:
Chairman - Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present. Sole proprietor as a Certified Public Accountant - 1983 to the present. Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present. Sole officer and director - Asset Servicing Corporation - a leasing company - 1998 to present. Chief Financial Officer and Director - Electrical Generation Technology Corporation - April 2000 to present. CEO, CFO and Director - National Healthcare Technology, Inc. since 2002.

Mr. Smith is a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "MBWS."

STEVEN ONOUE. Mr. Onoue has been employed as vice president and manager of Sanitec Services of Hawaii, Inc. since 2000. Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which trade din hard commodities and acted as a consultant to many construction and renovation projects. Mr. Onoue acts as a community liaision and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue was a registered securities professional as well as being involved in real estate in Hawaii for more than 15 years.

Mr. Onoue is a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "MBWS." Mr. Onoue is also an officer and director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHKT."

SADEGH SALMASSI, M.D. Dr. Salmassi is a physician in private practice in Delano, California. Dr. Salmassi graduated from Pahlavi University School of Medicine in 1973 and came to the United States in 1975 to complete his residency training at the University of Illinois in Chicago, Illinois. Dr. Salmassi began practicing medicine in Illinois in 1978. Dr. Salmassi is Board Certified by the American Board of Pathology in Anatomic and Clinical Pathology as well as being Board certified by the American Board of General Practice in General Medicine and Surgery. Dr. Salmassi is a Fellow in the College of American Pathologists, a Fellow of the American College of International Physicians and a Fellow in the American Academy of Family Physicians.

Dr. Salmassi is a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "MBWS." Dr. Salmassi is also an officer and director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHKT."

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

Item 10. Executive Compensation.

During fiscal 2003, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2003, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                     Filed Reports
----                       --------                     -------------

Crown Partners, Inc.       Shareholder                  No
Charles Smith              Director, CEO, CFO           No
Steven Onoue               Director, Secretary          No
Dr. Salmassi               Director                     No
Scott Ervin                CEO                          No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 6,591,200 shares of the Company=s common stock issued and outstanding on December 31, 2003. There are no preferred shares authorized. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses             Number of Shares       Percent of
                                Owned Beneficially     Beneficially Owned Shares
                                ------------------     -------------------------

Charles Smith (2)                    10,000                     0.0%
20700 Ventura Blvd. Ste. 227
Woodland Hills CA  91364

Steven Onoue (2)                     10,000                     0.0%
20700 Ventura Blvd. Ste. 227
Woodland Hills CA  91364

Sadegh Salmassi (2)                       0                     0.0%
20700 Ventura Blvd. Ste. 227
Woodland Hills CA 91364

Crown Partners, Inc.(3)           5,000,000                   75.89%
20700 Ventura Blvd. Ste 227
Woodland Hills CA  91364

Scott Ervin (2)                           0                     0.0%
20700 Ventura Blvd. Ste. 227
Woodland Hills, CA 91364

(2) Denotes officer or director. All directors are also officers and directors of Crown Partners, Inc. which is the majority shareholder of the Company.

(3) The control persons of Crown are the directors of the Company: Steven Onoue, Dr. Sadegh Salmassi and Charles Smith. These persons have both investment and voting power for the 5,000,000 shares beneficially owned by Crown.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company, except the proposed acquisition of SSH.

Item 12. Certain Relationships and Related Transactions.

The Company shares office space with its attorney and with a shareholder of the Company who has loaned the Company money to fund its operations for the past year.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated April 19, 2004 Balance Sheet for the Fiscal Year Ended December 31, 2003 Statements of Operations for the Years Ended December 31, 2003 and 2002 Statement of Stockholders' Deficit Statements of Cash Flows Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were two Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MICRO BIO-MEDICAL WASTE SYSTEMS, INC.


April 26, 2004                  /s/ Scott Ervin
                                ------------------------------------
                                Scott Ervin, CEO


April 26, 2004                  /s/ Charles Smith
                                ------------------------------------
                                Charles Smith, CFO, Director


April 26, 2004                  /s/ Steven Onoue
                                ------------------------------------
                                Steven Onoue, Director

April 26, 2004_                 /s/ Dr, Sadegh Salmassi
                                ------------------------------------
                                Dr. Sadegh Salmassi, Director