Form 10QSB
period 2004-03-31
20/20 NETWORKS INC
filed 2004-05-24
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       33-0677140
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

                            Yes: |X}   No: | |

As of May 22, 2004 there were 131,824,000 shares of Common Stock of the issuer outstanding.

                      Micro Bio-Medical Waste Systems, Inc.
                                  BALANCE SHEET
                                 March 31, 2004
                                   (unaudited)


                                     ASSETS

Assets
  Cash                                                             $     2,695
  Advances receivable - related party                                   20,000
                                                                   ------------
                                                                   $    22,695
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $   145,777
  Accounts payable - related party                                      27,606
  Advances - related party                                              45,520
                                                                   ------------
    Total current liabilities                                          218,903
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares
    authorized, 131,824,000 shares issued and outstanding              131,824
Additional paid in capital                                           1,021,270
Accumulated deficit                                                 (1,349,302)
                                                                   ------------
  Total Stockholders' Deficit                                         (196,208)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $     22,695
                                                                   ============

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003
                                   (unaudited)


                                                   2004               2003
                                             ---------------    ----------------
Costs and Expenses:
  General and administrative                 $       23,181     $       10,580
                                             --------------     --------------

Net loss                                     $      (23,181)    $      (10,580)
                                             ==============     ==============

Net loss per share:
  Net loss basic and diluted                 $        (0.00)    $        (0.02)
                                             ==============     ==============

Weighted average shares outstanding:
  Basic and diluted                              13,824,000          8,619,820
                                             ==============     ==============

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003
                                   (unaudited)


                                                      2004           2003
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $  (23,181)    $  (10,580)
Adjustments to reconcile net deficit to
  cash used by operating activities:
Net change in:
  Accounts payable and accrued expenses                  356         10,580
                                                  -----------     ----------

CASH FLOWS USED IN OPERATING ACTIVITIES              (22,825)             -
                                                  -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance receivable to related party                (20,000)             -
                                                  -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances-related party                45,520              -
                                                  -----------     ----------

NET DECREASE IN CASH                                   2,695              -
Cash, beginning of period                                  -              -
                                                  -----------     ----------
Cash, end of period                               $    2,695     $        -
                                                  ===========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                            -              -
  Income taxes paid                                        -              -

                      Micro Bio-Medical Waste Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION


THE ACCOMPANYING UNAUDITED INTERIM FINANCIAL STATEMENTS OF MICRO BIO-MEDICAL WASTE SYSTEMS, INC. HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA AND THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), AND SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE COMPANY'S REGISTRATION STATEMENT FILED WITH THE SEC ON FORM 10-KSB. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS, CONSISTING OF NORMAL RECURRING ADJUSTMENTS, NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL POSITION AND THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS PRESENTED HAVE BEEN REFLECTED HEREIN. THE RESULTS OF OPERATIONS FOR INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR. NOTES TO THE FINANCIAL STATEMENTS WHICH WOULD SUBSTANTIALLY DUPLICATE THE DISCLOSURE CONTAINED IN THE AUDITED FINANCIAL STATEMENTS FOR THE MOST RECENT FISCAL YEAR END DECEMBER 31, 2003 AS REPORTED IN FORM 10-KSB, HAVE BEEN OMITTED.


NOTE 2 - ADVANCES RECEIVABLE - RELATED PARTY

Micro Bio-Medical has advanced $20,000 to a related party. The advance is due on demand.


NOTE 3 - ADVANCES - RELATED PARTY

Micro Bio-Medical has received advances from one shareholders totaling $45,520. The advances are unsecured and are due upon demand.

NOTE 4 - COMMON STOCK

The board of directors approved a 20 for 1 stock split in January 2004. All stock information is shown post split on these financial statements.

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

In December, 2003, the Company entered into an Agreement with its majority shareholder, Crown Partners, Inc. (:Crown") to acquire Crown's wholly owned subsidiary, Sanitec Services of Hawaii, Inc. The Company is obligated to pay Crown the sum of $550,000 and issue five percent of its common stock to Crown. The $550,000 was due within 60 days of the agreement but the Company has been unable to pay the sum owing, so that the transaction with Crown has not been closed. As part of the transaction with Crown, the Company changed its name to "Micro Bio-Medical Waste Systems, Inc." and approved a twenty-for-one forward stock split which was implemented in Janauary, 2004.

Once the Company is able to pay Crown the money it owing to it, the Company will assume management and control of Crown's Hawaiian operations. The Company anticipates engaging in the medical waste disposal business and other related business ventures.

The Company presently shares office space provided to it at no cost by a shareholder of the Company.

As of March 31, 2004, the Company had no employees.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2004 and 2003, the Company had no revenues. The Company's expenses for the three months ended March 31, 2004 were approximately $23,181, representing general and administrative expenses. The Company recorded a net loss of $23,181 for the period ended March 31, 2004. The Company's expenses for the three months ended March 31, 2003 were $10,580 representing general and administrative costs. The Company recorded a net loss of $10,580 for the period. The net loss per share was $0.00 for the period ended March 31, 2004 compared to a net loss of $0.02 per share for the period ended March 31, 2003.

For the three months ended March 31, 2004, the Company had assets of approximately $23,000 consisting of cash of approximately $3,000 and an advance of $20,000 to a related party. At December 31, 2003, the Company had no assets. The Company's current liabilities for the three months ended March 31, 2004 were approximately $219,000 compared to liabilities of approximately $173,000 for the year ended December 31, 2003. This difference is primarily attributable to the expenses incurred as part of its proposed transaction with Crown. Shareholders' deficit for the three months ended March 31, 2004 was approximately $196,000 compared to total shareholders' deficit of $173,000 for the year ended December 31, 2003.

The Company anticipates that until a business combination is completed with an acquisition candidate or its completes its transaction with Crown, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional

$345,000 from the sale of its common stock. The Company's balance sheet as of March 31, 2004 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

The Company is currently working to raise the funds necessary to pay Crown so that the proposed acquisition of the Hawaiian medical waste business can be completed, providing the Company with a source of revenue. The Company has thus far been unsuccessful in locating and raising the necessary capital and cannot predict how much more of an extension Crown will give it to pay the funds owing before seeking to terminate the proposed transaction with the Company.

The Company will attempt to carry out its plan of business and hopes to raise the capital to complete the Crown transaction as soon as possible. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's need for additional financing will increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuing common stock in lieu of cash.

DESCRIPTION OF PROPERTIES

The Company presently shares office space provided by a shareholder at no cost to the Company.

EMPLOYEES

As of March 31, 2004, the Company had no employees.

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


ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. Scott Ervin, chief executive officer and Mr. Charles Smith, chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Items No. 1, 2, 3, 4 and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K were filed during the quarter ended March 31, 2004.

(b)  Exhibits

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  MICRO BIO-MEDICAL WASTE SYSTEMS, INC.

                  By /s/ Scott Ervin
                  --------------------------
                  Scott Ervin, President

                  By /s/ Charles Smith
                  Charles Smith, CFO

Date: May 22, 2003

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION


         I, Scott Ervin, certify that:

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

Date: May 22, 2003                         /s/ Scott Ervin
                                           ------------------
                                           Name:  Scott Ervin
                                           Title: President

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

Date: May 22, 2003                      /s/ Charles Smith
                                        -----------------------
                                        Name:  Charles Smith
                                        Title: CFO

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

                                        /s/ Scott Ervin
                                        ----------------------
                                        Scott Ervin, President

                                        /s/ Charles Smith
                                        ----------------------
                                        Charles Smith, CFO

Dated: May 22, 2003