Form 10QSB
period 2004-06-30
20/20 NETWORKS INC
filed 2004-08-23
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                Nevada
    (State or other jurisdiction of              33-0677140
     incorporation or organization)    (IRS Employer Identification No.)

           20700 Ventura Blvd., #227, Woodland Hills, California 91364
           -----------------------------------------------------------
                    (Address of principal executive offices)

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

                                   Yes:|X|  No: |_|

As of August 19, 2004 there were 145,799,000 shares of Common Stock of the issuer outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


                      ASSETS
Assets
  Cash                                                            $       284
  Advances receivable - related party                                  20,000
                                                                  -----------
                                                                  $    20,284
                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                           $   162,074
  Accounts payable - related party                                     27,606
  Advances - related party                                             45,520
                                                                  -----------
    Total current liabilities                                         235,200
                                                                  -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares                   145,799
    authorized, 145,799,000 shares issued and outstanding
Additional paid in capital                                          2,474,671
Accumulated deficit                                                (2,835,386)
                                                                  -----------
  Total Stockholders' Deficit                                        (214,916)
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    20,284
                                                                  ===========


                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                     Three Months Ended                Six Months Ended
                                          June 30,                         June 30,
                                    2004             2003            2004             2003
                               -------------    -------------    -------------    -------------
Costs and Expenses:
  General and
   administrative              $   1,486,084    $     138,090    $   1,509,265    $     148,670
                               -------------    -------------    -------------    -------------

Net loss                       $  (1,489,084)   $    (138,090)   $  (1,509,265)   $    (148,670)
                               =============    =============    =============    =============

Net loss per share:
  Net loss basic and diluted   $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                               =============    =============    =============    =============

Weighted average
 shares outstanding:
  Basic and diluted              134,895,429       11,433,020      133,359,714       10,034,200
                               =============    =============    =============    =============


                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                        2004           2003
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(1,509,265)   $  (148,670)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Common stock for services                             1,467,376        128,000
Net change in:
  Accounts payable and accrued expenses                  16,653         20,670
                                                    -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                 (25,236)            --
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to a related party                            (20,000)            --
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances-related party                   45,520             --
                                                    -----------    -----------

NET DECREASE IN CASH                                        284             --
Cash, beginning of period                                    --             --
                                                    -----------    -----------
Cash, end of period                                 $       284    $        --
                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                              --             --
  Income taxes paid                                          --             --

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

NOTE 3 - ADVANCES - RELATED PARTY

Micro Bio-Medical has received advances from one shareholder totaling $45,520. The advances are unsecured and are due upon demand.

NOTE 4 - COMMON STOCK

In June 2004, 13,975,000 shares of common stock were issued to various consultants for services provided. The shares were valued at $1,467,376 or $0.105 per share.

The board of directors approved a 20 for 1 stock split in January 2004. All stock information is shown post split on these financial statements.

                  ITEM 2. MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Assets
  Cash                                                      $       284
  Advances receivable - related party                            20,000
                                                            -----------
                                                            $    20,284
                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                     $   162,074
  Accounts payable - related party                               27,606
  Advances - related party                                       45,520
                                                            -----------
    Total current liabilities                                   235,200
                                                            -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares             145,799
    authorized, 145,799,000 shares issued and outstanding
Additional paid in capital                                    2,474,671
Accumulated deficit                                          (2,835,386)
                                                            -----------
  Total Stockholders' Deficit                                  (214,916)
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    20,284
                                                            ===========


                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                            Three Months Ended                  Six Months Ended
                                                  June 30,                          June 30,
                                          2004              2003             2004             2003
                                       -------------    -------------    -------------    -------------
Costs and Expenses:
  General and administrative           $   1,486,084    $     138,090    $   1,509,265    $     148,670
                                       -------------    -------------    -------------    -------------

Net loss                               $  (1,489,084)   $    (138,090)   $  (1,509,265)   $    (148,670)
                                       =============    =============    =============    =============

Net loss per share:
  Net loss basic and diluted           $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                                       =============    =============    =============    =============


Weighted average shares outstanding:
  Basic and diluted                      134,895,429       11,433,020      133,359,714       10,034,200
                                       =============    =============    =============    =============


                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                       2004           2003
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(1,509,265)   $  (148,670)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Common stock for services                             1,467,376        128,000
Net change in:
  Accounts payable and accrued expenses                  16,653         20,670
                                                    -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                 (25,236)            --
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to a related party                            (20,000)            --
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances-related party                   45,520             --
                                                    -----------    -----------

NET DECREASE IN CASH                                        284             --
Cash, beginning of period                                    --             --
                                                    -----------    -----------
Cash, end of period                                 $       284    $        --
                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                              --             --
  Income taxes paid                                          --             --

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

NOTE 3 - ADVANCES - RELATED PARTY

Micro Bio-Medical has received advances from one shareholder totaling $45,520. The advances are unsecured and are due upon demand.

NOTE 4 - COMMON STOCK

In June 2004, 13,975,000 shares of common stock were issued to various consultants for services provided. The shares were valued at $1,467,376 or $0.105 per share.

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

GENERAL

Micro Bio-Medical Waste Systems, Inc., formerly known as the Company Networks, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has changed its name several times. None of the proposed business activities for which the Company's name was changed produced any revenues or created any appreciable business activities for the Company.

In December, 2003, the Company entered into an Agreement with its majority shareholder, Crown Partners, Inc. (:Crown") to acquire Crown's wholly owned subsidiary, Sanitec Services of Hawaii, Inc. The Company is obligated to pay Crown the sum of $550,000 and issue five percent of its common stock to Crown. The $550,000 was due within 60 days of the agreement but the Company has been unable to pay the sum owing, so that the transaction with Crown has not been closed. As part of the transaction with Crown, the Company changed its name to "Micro Bio-Medical Waste Systems, Inc." and approved a twenty-for-one forward stock split which was implemented in January, 2004. The Company does not know when or if it will be able to complete this transaction.

Once the Company is able to pay Crown the money it owing to it, the Company will assume management and control of Crown's Hawaiian operations. The Company anticipates engaging in the medical waste disposal business and other related business ventures.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

There were no revenues or cost of revenues for the three and six months ended June 30, 2004 and 2003, respectively.

The Company's expenses for the three months ended June 30, 2004 were approximately $1,486,000, representing general and administrative expenses, which are primarily from the issuance of 13,975,000 shares of common stock for services valued at $1,467,376 or $0.105 per share. The Company recorded a net loss of ($1,489,084) for the three months ended June 30, 2004. The Company's expenses for the three months ended June 30, 2003 were $138,090 representing general and administrative costs and the Company recorded a net loss of ($138,090) for the three months ended June 30, 2003. The net loss per share was ($0.01) for the three months ended June 30, 2004 compared to a net loss of ($0.01) per share for the three months ended June 30, 2003.

The Company's expenses for the six months ended June 30, 2004 were approximately $1,509,265, representing general and administrative expenses which are primarily from the issuance of 13,975,000 shares of common stock for services valued at $1,467,376 or $0.105 per share. The Company recorded a net loss of ($1,509,265) for the six months ended June 30, 2004. The Company's expenses for the six months ended June 30, 2003 were $148,670 representing general and administrative costs. The Company recorded a net loss of ($148,670) for the six months ended June 30, 2003. The net loss per share was ($0.01) for both six month periods ended June 30, 2004 and 2003.

As of June 30, 2004, the Company had assets of approximately $20,00 consisting of cash of less than $300 and an advance from a related party of $20,000. The Company's current liabilities at June 30, 2004 were approximately $235,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of June 30, 2004 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not sufficient to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's need for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company' to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuing common stock in lieu of cash.

DESCRIPTION OF PROPERTIES

The Company presently shares office space provided to it at no cost by a shareholder of the Company.

EMPLOYEES

As of June 30, 2004, the Company has no employees. The Company utilizes the services of consultants as needed.

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

PART II

Items No. 1, 3, 4 and 5 - Not Applicable.

ITEM 2. CHANGES IN SECURITIES

In June 2004, the Company issued 13,9750,000 shares of common stock to various consultants for services rendered. These shares were registered on a Form S-8 Registration Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits - None.

      b)    Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MICRO BIO-MEDICAL WASTE SYSTEMS, INC.


                  By /s/ Charles Smith
                  --------------------------
                  Charles Smith, CEO, CFO


Date: August 19, 2004