Form 10QSB
period 2004-09-30
20/20 NETWORKS INC
filed 2004-11-22
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT
                                     OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      Nevada                           33-0677140
       -------------------------------    ---------------------------------
       (State or other jurisdiction of    (IRS Employer Identification No.)
        incorporation or organization)

           20700 Ventura Blvd., #227, Woodland Hills, California 91364
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 887-7201
                          (Issuer's telephone number)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                   Yes [X] No [ ]

As of November 11, 2004 there were 4,859,966 shares of Common Stock of the issuer outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                 ASSETS

Assets
  Cash                                                              $        --
  Adances Receivable - related party                                $    20,000
                                                                    -----------

                                                                    $    20,000
                                                                    ===========
                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $   164,925
  Accounts payable - related party                                       31,886
  Advances - related party                                               45,520
                                                                    -----------
    Total current liabilities                                           242,331
                                                                    -----------

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 500,000,000 shares
    authorized, 4,859,966 shares issued and outstanding                   4,859
Additional paid in capital                                            2,615,611
Accumulated deficit                                                  (2,842,801)
                                                                    -----------
  Total Stockholders' Deficit                                          (222,331)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    20,000
                                                                    ===========

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                              2004           2003           2004           2003
                                          -----------    -----------    -----------    -----------
Cost and Expenses:
  General and administrative              $     3,492    $    68,263    $ 1,516,680    $   166,933

Net loss                                  $    (3,492)   $   (68,263)   $(1,516,680)   $  (166,933)
                                          ===========    ===========    ===========    ===========

Basic and diluted loss per common share   $     (0.00)   $     (0.02)   $     (0.33)   $     (0.10)
                                          ===========    ===========    ===========    ===========

Weighted average shares outstanding         4,859,967      4,047,327      4,584,547      1,637,325
                                          ===========    ===========    ===========    ===========

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       2004            2003
                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                         $(1,516,680)   $  (166,933)
    Adjustments to reconcile net deficit to cash
      used by operating activities:
        Common stock for services                    1,467,376        128,000
  Net changes in:
    Accounts payable and accrued expenses               23,784         38,933
                                                   -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES:               (25,520)            --
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to a related party                             (20,000)            --

CASH FLOWS FROM FINANCING ACTIVITIES                    45,520             --

NET DECREASE IN CASH                                        --             --
Cash, beginning of period
Cash and cash equivalents at end of period         $        --    $        --
                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid                                    $        --    $        --
  Income taxes paid                                $        --    $        --

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Micro Bio-Medical Waste Systems, Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America nad the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2003 are reported in Form 10-KSB, have been omitted.

NOTE 2- ADVANCES RECEIVABLE - RELATED PARTY

Micro Bio-Medical has advanced $20,000 to a related party. The advance is due on demand.

NOTE 3 - ADVANCES - RELATED PARTY

Micro Bio-Medical has received advances from one shareholder totaling $45,520. The advances are unsecured and due upon demand.

NOTE 4 - COMMON STOCK

In June 2004, 698,750 shares of common stock were issued to various consultants for services provided. The shares were valued at $1,467,376 or $2.10 per share based on the fair market value as of the trade date.

The board of directors approved a 20 for 1 stock split in January, 2004. The board of directors approved a 30 for one reverse stock split in August, 2004. All stock information is shown post split on these financial statements.

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

GENERAL

Micro Bio-Medical Waste Systems, formerly known as 20/20 Networks, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has changed its name several times. None of the proposed business activities for which the Company name was changed produced any revenues or created any appreciable business activities for the Company.

In December, 2003, the Company entered into an Agreement with its majority shareholder, Crown Partners, Inc. ("Crown") to acquire Crown's wholly owned subsidiary, Sanitec Services of Hawaii, Inc. The Company is obligated to pay Crown the sum of $550,000 and issue five percent of its common stock to Crown. The $550,000 was due within 60 days of the agreement but the Company has been unable to pay the sum owing, so that the transaction with Crown has not closed. As part of the transaction with Crown, the Company changed its name to "Micro Bio-Medical Waste Systems, Inc." and approved a twenty for one forward split which was implemented in January, 2004. The Company does not know when or if it will be able to complete this transaction.

Once the Company is able to pay Crown the money it owes to it, the Company will assume management and control of Crown's Hawaiian operations. The Company anticipates engaging in the medical waste disposal business and other related business ventures.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

There were no revenues or cost of revenues for the three and nine months ended September 30, 2004 and 2003, respectively.

The Company's expenses for the three months ended September 30, 2004 were approximately $3,492, representing general and administrative expenses The Company recorded a net loss of ($3,492) for the three months ended September 30, 2004. The Company's expenses for the three months ended September 30, 2003 were $68,263 representing general and administrative costs. And the Company recorded a net loss of ($68,263) for the three months ended September 30, 2003. The net loss per share was nil for the three months ended September 30, 2004 compared to a net loss of ($0.02) per share for the three months ended September 30, 2003.

The Company's expenses for the nine months ended September 30, 2004 were approximately $1,516,680, representing general and administrative expenses which are primarily from the issuance of 698,750 shares of common stock for services valued at $1,467,376 or $1.10 per share. The Company recorded a net loss of ($1,516,680) for the nine months ended September 30, 2004. The Company's expenses for the nine months ended September 30, 2003 were $166,933 representing general and administrative costs. The Company recorded a net loss of ($166,933) for the nine months ended September 30, 2003. The net loss per share was ($0.33) for the nine months ended September 30, 2004 compared to a net loss of ($0.10) per share for the nine months ended September 30, 2003.

As of September 30, 2004, the Company had assets of approximately $20,000 consisting of an advance from a related party of $20,000. The Company's current liabilities at September 30, 2004 were approximately $242,000. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of September 30, 2004 reflects no assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

EMPLOYEES

As of September 30, 2004, the Company had no employees. The Company utilizes the services of consultants as needed,

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 3.   CONTROLS AND PROCEDURES

Based upon the evaluation of the Company's disclosure controls and procedures by Mr. Charles Smith, both the chief executive officer and chief accounting officer of the Company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the tme period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Items No. 1, 3, 4 and 5 - Not Applicable.

ITEM 2. CHANGES IN SECURITIES

In August, 2004, the Company approved a reverse stock split of 30-for-one.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits - None.

(b) Reports on Form 8-K.

There was a report on Form 8-K filed on August 19, 2004 concerning a change in auditors.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MICRO BIO-MEDICAL WASTE SYSTEMS, INC.

                  By /s/ Charles Smith
                  --------------------------
                  Charles Smith, President, CFO

Date: November 9, 2004

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Charles Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Micro Bio-Medical Waste Systems, Inc,

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors ant material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  Date: November 9, 2004


                                                  By: /s/ Charles Smith
                                                      --------------------------
                                                  Name:  Charles Smith
                                                  Title: CEO, CFO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MICRO BIO-MEDICAL WASTE SYSTEMS, INC. on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Report of 2002, that to the best of his knowledge,

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents in all material respects the financial condition and results of operations of the Company.


                                                  By: /s/ Charles Smith
                                                      --------------------------
                                                  Name:  Charles Smith
                                                  Title: CEO, CFO

                                                  November 9, 2004