Form 10KSB
period 2004-12-31
20/20 NETWORKS INC
filed 2005-05-13
CIK 1103833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .
                               ------------    -------------

                        Commission File Number: 000-29935

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

         Nevada                                         33-0677140
         ------                                         ----------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                      Identification Number)

             20700 Ventura Blvd. Suite 227, Woodland Hills CA 91364
               (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (818) 227-9494
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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2004 were 4,959,966. The aggregate number of shares of the voting stock held by non-affiliates on May 11, 2004 was 1,502,027. The market value of these shares, computed by reference to the market closing price on May 11, 2004 was $300,405. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.


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

As of December 31, 2004, the Company had no employees.

Item 2. Properties.

The Company presently shares office space with a related entity and its attorney. The Company pays no rent. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "MBMW" and CUSIP #59479X105. The common stock commenced trading in April, 1997 and was de-listed on May 3, 2000 from the Bulletin Board. From May until November, the Company's common stock was quoted in the OTC "pink sheets." The Company's stock is now traded on the OTC Electronic Bulletin Board. As of December 31, 2004, the Company had 4,959,966 shares of its common stock issued and outstanding, of which 1,502,027 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2004.

---------------------------------------- ------------------------------------- -------------------------------------
Period                                   High Bid                              Low Bid
---------------------------------------- ------------------------------------- -------------------------------------
1st Qtr 2004                             .75                                   .04
---------------------------------------- ------------------------------------- -------------------------------------
2nd Qtr 2004                             .20                                   .05
---------------------------------------- ------------------------------------- -------------------------------------
3rd Qtr 2004                             .25                                   .035
---------------------------------------- ------------------------------------- -------------------------------------
4th Qtr 2004                             .25                                   .035
---------------------------------------- ------------------------------------- -------------------------------------

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2004, the Company estimates there are 100 "holders of record" of its common stock and estimates that there are approximately 160 beneficial shareholders of its common stock. The Company has authorized 500,000,000 shares of common stock, par value $.001.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders' equity other than receipts of proceeds from offerings of its capital stock. The Company received $230,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised $158,354 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of December 31, 2004 reflects very limited assets and substantial liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At December 31, 2004, the Company had negative working capital of approximately ($222,000) which consisted of assets of $20,000 and current liabilities of approximately ($242,000). The Company had assets of $20,000 in an advance receivable from a related party at December 31, 2004. At December 31, 2003, the

Company had no assets and current liabilities of approximately $173,000, resulting in negative working capital of approximately ($173,000). The current liabilities of the Company at December 31, 2004 are composed primarily of accounts payable for legal and accounting expenses of approximately $165,000 and amounts owed to its majority shareholder, Crown, of approximately $77,000.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company needs to pay for its proposed acquisition of SSH and will need additional capital to fund that proposed operation.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2004, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the years ended December 31, 2004 and 2003, the Company had no revenues. For the year ended December 31, 2004, the Company had general and administrative expenses of approximately $1,527,680 resulting in a net loss of approximately ($1,527,680). For the year ended December 31, 2003, the Company had general and administrative expenses of approximately $450,979, resulting in a net loss of approximately ($451,000). The difference in expenses between the two periods resulted from the Company hiring consultants in an effort to develop various business opportunities presented to it. The net loss per share was ($.01) and ($.01), respectively, for the years ended December 31, 2004 and 2003.

For the year ended December 31, 2004, the Company had no assets and current liabilities of approximately $242,000. For the year ended December 31, 2003, the Company had no assets and current liabilities of approximately $173,000. Shareholders' (deficit) for the year ended December 31, 2004 was approximately ($173,000) compared to shareholders' (deficit) of approximately ($222,000) at December 31, 2004.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2004 and 2003 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination or if the proposed business combination with Sanitec is unsuccessful.

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

The Company is presently inactive and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from offerings conducted under Rule 504 of Regulation D. The Company's balance sheet as of December 31, 2004 reflects no assets and extensive liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2004. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Age       Positions Held and Tenure
----                       ---       -------------------------

Charles Smith              53        CFO, CEO and Director since May 15, 2000
Steven Onoue               48        Director since July, 2002
Dr. Sadegh Salmassi        57        Director since November, 2003

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

Mr. Smith is a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "CRWP." Mr. Smith is also an officer and director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHCT."

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

Mr. Onoue is a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "CRWP." Mr. Onoue is also an officer and director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHCT."

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

Dr. Salmassi is a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "CRWP." Dr. Salmassi is also an officer and director of National Healthcare Technology, Inc., traded on the OTC Bulletin Board under the symbol "NHCT."

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

Item 10. Executive Compensation.

During fiscal 2004, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

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

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual named above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2004, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                            Position              Filed Reports
----                            ---------             -------------
Charles Smith                   CEO, CFO, Director         No
Steven Onoue                    Director                   No
Dr. Salmassi                    Director                   No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 6,591,200 shares of the Company' common stock issued and outstanding on December 31, 2004. There are no preferred shares authorized. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses                    Number of Shares        Percent of
                                      Owned Beneficially       Beneficially Owned Shares
Charles Smith (1)                            20,000             0.0%
20700 Ventura Blvd. Ste. 227
Woodland Hills CA  91364

Steven Onoue        (1)                      20,000             0.0%
20700 Ventura Blvd. Ste. 227
Woodland Hills CA  91364

Sadegh Salmassi (1)                          10,000             0.0%
20700 Ventura Blvd. Ste. 227
Woodland Hills CA 91364

Crown Partners, Inc.(2)                   3,407,940           68.71%
20700 Ventura Blvd. Ste 227
Woodland Hills CA  91364

All directors and officers
as a group (3)                               50,000            1.00%



(1) Denotes officer or director. All directors are also officers and directors of Crown Partners, Inc. which is the majority shareholder of the Company. (2) The control persons of Crown are the directors of the Company: Steven Onoue, Dr. Sadegh Salmassi and Charles Smith. These persons have both investment and voting power for the 3,407,940 shares beneficially owned by Crown.

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

Item 13.  Exhibits and Reports on Form 8-K.

         (a)      Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated April 25, 2005 Balance Sheet for the Fiscal Year Ended December 31, 2004 Statements of Operations for the Years Ended December 31, 2004 and 2003 Statement of Stockholders' Deficit Statements of Cash Flows Notes to Financial Statements

         List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  MICRO BIO-MEDICAL WASTE SYSTEMS, INC.


May 11, 2005                              /s/ Charles Smith
                                          ---------------------------------
                                          Charles Smith, CEO, CFO, Director



May 11, 2005                              /s/ Steven Onoue
                                          ---------------------------------
                                          Steven Onoue, Director


May 11, 2005                              /s/ Dr. Sadegh Salmassi
                                          ---------------------------------
                                          Dr. Sadegh Salmassi, Director