Form 10QSB
period 2005-03-31
20/20 NETWORKS INC
filed 2005-06-01
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

  |X| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

                                Yes: |X| No: |_|

As of May 18, 2005 there were 4,824,465 shares of Common Stock of the issuer outstanding.

                      Micro Bio-Medical Waste Systems, Inc.
                                  BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)

                                     ASSETS

Assets
  Advance - related party                                           $    20,000
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $   164,925
  Accounts payable - related party                                       31,886
  Advances - related party                                               45,520
                                                                    -----------
    Total current liabilities                                           242,331
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares
    authorized, 4,824,465 shares issued and outstanding                   4,824
Additional paid in capital                                            2,626,646
Accumulated deficit                                                  (2,853,801)
                                                                    -----------
  Total Stockholders' Deficit                                          (222,331)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    20,000
                                                                    ===========

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                   (unaudited)

                                                     2005             2004
                                                --------------   --------------
Costs and Expenses:
  General and administrative                    $           --   $       23,181
                                                --------------   --------------

Net loss                                        $           --   $      (23,181)
                                                ==============   ==============

Net loss per share:
  Net loss basic and diluted                    $        (0.00)  $        (0.00)
                                                ==============   ==============

Weighted average shares outstanding:
  Basic and diluted                                  4,824,465        4,394,133
                                                ==============   ==============

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (unaudited)

                                                           2005         2004
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $       --   $  (23,181)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Net change in:
  Accounts payable and accrued expenses                         --          356
                                                        ----------   ----------

CASH FLOWS USED IN OPERATING ACTIVITIES                         --      (22,825)
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to a related party                                    --      (20,000)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances-related party                          --       45,520
                                                        ----------   ----------

NET DECREASE IN CASH                                            --        2,695
Cash, beginning of period                                       --           --
                                                        ----------   ----------
Cash, end of period                                     $       --   $    2,695
                                                        ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                 --           --
  Income taxes paid                                             --           --

                      Micro Bio-Medical Waste Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Micro Bio-Medical Waste Systems, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2004 as reported in Form 10-KSB, have been omitted.

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

As of March 31, 2005, the Company had no employees.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2005 and 2004, the Company had no revenues. The Company's expenses for the three months ended March 31, 2005 were approximately $0, representing general and administrative expenses. The Company recorded a net loss of $0 for the period ended March 31, 2005. The Company's expenses for the three months ended March 31, 2004 were $23,181 representing general and administrative costs. The Company recorded a net loss of ($23,181) for the period. The net loss per share was $0.00 for the period ended March 31, 2005 compared to a net loss of $0.00 per share for the period ended March 31, 2004.

For the three months ended March 31, 2005, the Company had no assets other than an advance receivable from a related party. At December 31, 2004, the Company had no assets other than an advance receivable from a related party. The Company's current liabilities for the three months ended March 31, 2005 were approximately $242,000 compared to liabilities of approximately $242,000 for the year ended December 31, 2004. Shareholders' deficit for the three months ended March 31, 2005 was approximately $242,000 compared to total shareholders' deficit of $242,000 for the year ended December 31, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of March 31, 2005 reflects no assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

EMPLOYEES

As of March 31, 2005, the Company had no employees.

ITEM 3. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Items No. 1, 2, 3, 4 and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the quarter ended March 31, 2005.

(b) Exhibits

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICRO BIO-MEDICAL WASTE SYSTEMS, INC.

                                       By  /s/ Charles Smith
                                       -----------------------------------------
                                       Charles Smith, CEO, CFO

Date: May 31, 2005