Form 10QSB
period 2005-06-30
20/20 NETWORKS INC
filed 2005-08-15
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

         |_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE
                                  ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Nevada                            33-0677140
                   ------                             ----------
       (State or other jurisdiction of               (IRS Employer
       incorporation or organization)               Identification No.)

                    27430 Riverside Lane, Valencia, CA 91354
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (661) 287-3772
                                 --------------
                           (Issuer's telephone number)

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

                                   Yes |X| No |_|

As of August 10, 2005 there were 4,825,465 shares of Common Stock of the issuer outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Micro Bio-Medical Waste Systems, Inc.
                                  BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)


                                     ASSETS

Assets
  Advances receivable - related party, net of allowance           $        --
                                                                  -----------
                                                                  $        --
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                           $   171,343
  Accounts payable - related party                                     31,529
  Advances - related party                                             45,520
                                                                  -----------
    Total current liabilities                                         248,392
                                                                  -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares
    authorized, 4,825,465 shares issued and outstanding                 4,824
Additional paid in capital                                          2,626,646
Accumulated deficit                                                (2,879,862)
                                                                  -----------
  Total Stockholders' Deficit                                        (248,392)
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $        --
                                                                  ===========

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended June 30, 2005 and 2004
                                   (unaudited)


                                                Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                                2005             2004          2005            2004
                                           ---------------   -----------    -----------    -----------
Costs and Expenses:
  General and administrative               $        26,061   $ 1,486,084    $    26,061    $ 1,509,265
                                           ---------------   -----------    -----------    -----------

Net loss                                   $       (26,061)  $(1,486,064)   $   (26,061)   $(1,509,265)
                                           ===============   ===========    ===========    ===========

Net loss per share:
  Net loss basic and diluted               $         (0.01)  $     (0.34)   $     (0.01)   $     (0.34)
                                           ===============   ===========    ===========    ===========


Weighted average shares outstanding:
  Basic and diluted                              4,825,465     4,394,133      4,825,465      4,394,133
                                           ===============   ===========    ===========    ===========

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                        2005            2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (26,061)   $(1,509,265)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Common stock for services                                     --      1,467,376
Provisions for advances receivable - related party        20,000             --
Net change in:
  Accounts payable and accrued expenses                    6,061         16,653
                                                     -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                       --        (25,236)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to a related party                                  --        (20,000)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances-related party                        --         45,520
                                                     -----------    -----------

NET DECREASE IN CASH                                                        284
Cash, beginning of period                                     --             --
                                                     -----------    -----------
Cash, end of period                                  $        --    $       284
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                               --             --
  Income taxes paid                                           --             --

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

NOTE 2 - ADVANCES RECEIVABLE - RELATED PARTY

Micro Bio-Medical advanced to Sanitec Services of Hawaii, Inc., a subsidiary of Crown Partners, Inc., the sum of $20,000, as part of the consideration to be paid to Crown in connection with Micro Bio-Medical's planned purchase of Crown's Sanitec subsidiary. In the event that the transaction is consummated, the advance will be credited toward the purchase price of $550,000. In the event that the transaction is not completed, then Micro Bio-Medical may receive this advance back from Sanitec Services.

As of 6/30/05 an allowance of $20,000 was recorded due to the unstable business of Sanitec Services of Hawaii, Inc.

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

Once the Company is able to pay Crown the money it owes it, the Company will assume management and control of Crown's Hawaiian operations. The Company anticipates engaging in the medical waste disposal business and other related business ventures.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

There were no revenues or cost of revenues for the three and six months ended June 30, 2005 and 2004, respectively.

The Company's expenses for the three months ended June 30, 2005 were approximately $26,601, representing general and administrative expenses. The Company recorded a net loss of ($26,601) for the quarter ended June 30, 2005. The Company's expenses for the three months ended June 30, 2004 were approximately $1,486,000, representing general and administrative expenses, which are primarily from the issuance of 13,975,000 shares of common stock for services valued at $1,467,376 or $0.105 per share. The Company recorded a net loss of ($1,489,084) for the three months ended June 30, 2004. The net loss per share was nil for the three months ended June 30, 2005 compared to a net loss of ($0.01) per share for the three months ended June 30, 2004.

The Company's expenses for the six months ended June 30, 2005 were $26,601 representing general and administrative costs. The Company recorded a net loss of ($26,601) for the six months ended June 30, 2005.The Company's expenses for the six months ended June 30, 2004 were approximately $1,509,265, representing general and administrative expenses which are primarily from the issuance of 13,975,000 shares of common stock for services valued at $1,467,376 or $0.105 per share. The Company recorded a net loss of ($1,509,265) for the six months ended June 30, 2004. The net loss per share was nil and $.(01) for the six month periods ended June 30, 2005 and 2004, respectively.

As of June 30, 2005, the Company had no assets. The Company's current liabilities at June 30, 2005 were approximately $248,392.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of June 30, 2005 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

EMPLOYEES

As of June 30, 2005, the Company has no employees. The Company utilizes the services of consultants as needed.

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

Date: August 10, 2005