Form 10QSB
period 2005-09-30
20/20 NETWORKS INC
filed 2005-11-15
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                     27430 Riverside Lane, Valencia CA 91354
                    (Address of principal executive offices)

                                 (661) 287-3772
                           (Issuer's telephone number)

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

                                 Yes |X| No |_|

As of November 1, 2005 there were 4,824,465 shares of Common Stock of the issuer outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Micro Bio-Medical Waste Systems, Inc.
                                  BALANCE SHEET
                               September 30, 2005
                                   (unaudited)

                                     ASSETS

Total Assets                                                   $        --
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                        $   172,061
  Accounts payable - related party                                  37,748
  Advances - related party                                          45,520
                                                               -----------
    Total current liabilities                                      255,330
                                                               -----------

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 500,000,000 shares
    authorized, 4,824,465 shares issued and outstanding              4,824
Additional paid in capital                                       2,626,646
Accumulated deficit                                             (2,886,800)
                                                               -----------
  Total Stockholders' Deficit                                     (255,330)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $        --
                                                               ===========

                 See Accompanying Notes to Financials Syatements

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                       Three Months Ended                       Nine Months Ended
                                                          September 30,                           September 30,
                                                      2005              2004                2005                 2004
                                                --------------     -------------      ----------------      --------------
Costs and Expenses:
  General and administrative                    $        6,938     $       3,492      $         32,999      $    1,516,680
                                                --------------     -------------      ----------------      --------------

Net loss                                        $       (6,938)    $      (3,492)     $        (32,999)     $   (1,516,680)
                                                ==============     =============      ================      ==============

Net loss per share:
  Net loss basic and diluted                    $        (0.00)    $       (0.00)     $          (0.01)     $        (0.33)
                                                ==============     =============      ================      ==============

Weighted average shares outstanding:
  Basic and diluted                                  4,824,465         4,859,967             4,830,917           4,584,547
                                                ==============     =============      ================      ==============

               See Accompanying Notes to the Financial Statements

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                        2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (32,999)   $(1,516,680)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Common stock for services                                     --      1,467,376
                                                     -----------    -----------
Provision for advances receivable - related party         20,000             --
Net change in:
  Accounts payable and accrued expenses                   12,999         23,784
                                                     -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                       --        (25,520)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to a related party                                  --        (20,000)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances-related party                        --         45,520
                                                     -----------    -----------

NET DECREASE IN CASH                                          --             --
Cash, beginning of period                                     --             --
                                                     -----------    -----------
Cash, end of period                                  $        --    $        --
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                               --             --
  Income taxes paid                                           --             --

               See Accompanying Notes to the Financial Sttatements

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

NOTE 2 - ADVANCES RECEIVABLE - RELATED PARTY

 Micro Bio-Medical advanced to Sanitec Services of Hawaii, Inc., a subsidiary of Crown Partners, Inc., the sum of $20,000, as part of the consideration to be paid to Crown in connection with Micro Bio-Medical's planned purchase of Crown's Sanitec subsidiary. In the event that the transaction had been consummated, the advance would have been credited toward the purchase price of $550,000. In July 2005 Sanitec ceased operations and Micro Bio-Medical will no longer proceed with this transaction.

As of 9/30/05 an allowance of $20,000 was recorded due to the unstable business of Sanitec Services of Hawaii, Inc.

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

In December, 2003, the Company entered into an Agreement with its majority shareholder, Crown Partners, Inc. ("Crown") to acquire Crown's wholly owned subsidiary, Sanitec Services of Hawaii, Inc. ("SSH"). The Company intended to pay Crown the sum of $550,000 and issue five percent of its common stock to Crown. The $550,000 was due within 60 days of the agreement but the Company has been unable to pay the sum owing, so that the transaction with Crown has not been closed. As part of the transaction with Crown, the Company changed its name to "Micro Bio-Medical Waste Systems, Inc." and approved a twenty-for-one forward stock split which was implemented in January, 2004. In July, 2005, SSH ceased operations and the Company will no longer proceed with this transaction. The Company is seeking alternative business opportunities.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

There were no revenues or cost of revenues for the three and nine months ended September 30, 2005 and 2004, respectively.

The Company's expenses for the three months ended September 30, 2005 were approximately $6,938, representing general and administrative expenses. The Company recorded a net loss of $6,938 for the three months ended September 30, 2005. The Company's expenses for the three months ended September 30, 2003 were $3,492 representing general and administrative costs and the Company recorded a net loss of $3,492 for the three months ended September 30, 2004. The net loss per share was $0.00 for the three months ended September 30, 2005 compared to a net loss of $0.00 per share for the three months ended September 30, 2004.

The Company's expenses for the nine months ended September 30, 2005 were $32,999, representing general and administrative expenses. The Company recorded a net loss of $32,999 for the nine months ended September 30, 2005. The Company's expenses for the nine months ended September 30, 2004 were $1,516,680 representing general and administrative costs. The Company recorded a net loss of $1,516,680 for the nine months ended September 30, 2004. The net loss per share was $0.01 for the nine month period ended September 30, 2005 compared to a net loss of $0.33 for the nine month period ended September 30, 2004.

As of September 30, 2005, the Company had no assets. The Company's current liabilities at September 30, 2005 were approximately $255,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of September 30, 2004 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

EMPLOYEES

As of September 30, 2005, the Company has no employees. The Company utilizes the services of consultants as needed.

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

PART II

Items No. 1, 2, 3, 4 and 5 - Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits - None.

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 2005.

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

Date: November 14, 2005