Form 10KSB
period 2005-12-31
20/20 NETWORKS INC
filed 2006-04-10
CIK 1103833

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    ------------

                        Commission File Number: 000-29935

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                   Nevada                             33-0677140
                   ------                             ----------
       (State or other jurisdiction of              (IRS Employer
        incorporation or organization)          Identification Number)

                    27430 Riverside Lane, Valencia, CA 91354
               (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (661) 287-3772
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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2005 were 4,824,465. The aggregate number of shares of the voting stock held by non-affiliates on March 21, 2006 was 1,366,525. The market value of these shares, computed by reference to the market closing price on March 21, 2006 was $2,733,050. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

In November, 2003, the Company entered into an agreement with its majority shareholder, Crown Partners, Inc. ("Crown"), wherein the Company agreed to purchase Crown's wholly-owned subsidiary Sanitec(TM) Services of Hawaii, Inc. ("SSH") for $550,000, assumption of all liabilities of SSH. In return, Crown will receive five percent (5%) of the issued and outstanding shares of the Company, non-dilutable for twenty four months. In May, 2005, SSH ceased operations and the Company will not acquire it. The Company is still seeking a suitable acquisition candidate.

The Company's office is located at 27430 Riverside Lane, Valencia, CA 91354.

As of December 31, 2005, the Company had no employees.

Item 2. Properties.

The Company presently shares office space with a related entity and its attorney. The Company pays no rent. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "MBWS" and CUSIP #59479X204. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2005, the Company had 4,824,465 shares of its common stock issued and outstanding, of which 1,366,525 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2005.

--------------------------------------------------------------------------------
Period                               High Bid                           Low Bid
--------------------------------------------------------------------------------
1st Qtr 2005                           .20                                .07
--------------------------------------------------------------------------------
2nd Qtr 2005                           .59                                .14
--------------------------------------------------------------------------------
3rd Qtr 2005                           .56                                .42
--------------------------------------------------------------------------------
4th Qtr 2005                           .51                                .26
--------------------------------------------------------------------------------
The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2005, the Company estimates there are 50 "holders of record" of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 500,000,000 shares of common stock, par value $.001.

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

At December 31, 2005, the Company had negative working capital of approximately ($268,000) which consisted of no assets and current liabilities of approximately ($268,000). At December 31, 2004, the Company had no assets and current liabilities of approximately $242,000, resulting in negative working capital of approximately ($242,000). The current liabilities of the Company at December 31, 2005 are composed primarily of accounts payable for legal and accounting expenses of approximately $172,000 and amounts owed to its majority shareholder, Crown, of approximately $96,000.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company needs to pay for its proposed acquisition of SSH and will need additional capital to fund that proposed operation.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2005, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the years ended December 31, 2005 and 2004, the Company had no revenues. For the year ended December 31, 2005, the Company had general and administrative expenses of approximately $46,000 resulting in a net loss of approximately ($46,000). For the year ended December 31, 2004, the Company had general and administrative expenses of approximately $1,527,680, resulting in a net loss of approximately ($1,527,680). The difference in expenses between the two periods resulted from the Company hiring consultants in 2004 in an effort to develop various business opportunities presented to it. The net loss per share was ($.00) and ($.33), respectively, for the years ended December 31, 2005 and 2004.

For the year ended December 31, 2005, the Company had no assets and current liabilities of approximately $268,000. For the year ended December 31, 2004, the Company had no assets and current liabilities of approximately $242,000. Shareholders' (deficit) for the year ended December 31, 2005 was approximately ($268,000) compared to shareholders' (deficit) of approximately ($242,000) at December 31, 2004.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2005 and 2004 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

The Company entered into an agreement to acquire Sanitec(TM) Services of Hawaii, Inc. ("SSH") from its majority shareholder, Crown Partners, Inc., in November, 2003. The Company was unable to secure the funding necessary to complete this transaction and SSH ceased operations in May, 2005.

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

The Company is presently inactive and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from offerings conducted under Rule 504 of Regulation D. The Company's balance sheet as of December 31, 2005 reflects no assets and extensive liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2005. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Age         Positions Held and Tenure
----------------------------------------------------------------
Charles Smith              54          CFO, CEO and Director since May 15, 2000

Steven Onoue               49          Director since July, 2002

Dr. Sadegh Salmassi        59          Director since November, 2003

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

Item 10. Executive Compensation.

During fiscal 2005, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2005, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                        Position                               Filed Reports
----
Charles Smith               CEO, CFO, Director                     No
Steve Onoue                 Director                               No
Dr. Sadegh Salmassi         Director                               No


Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 4,824,465 shares of the Company' common stock issued and outstanding on December 31, 2005. There are no preferred shares authorized. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses        Number of Shares              Percent of
                          Owned Beneficially      Beneficially Owned Shares


Charles Smith (1)                     20,000              0.0%
27430 Riverside Lane
Valencia CA  91354

Steven Onoue        (1)               20,000              0.0%
27430 Riverside Lane
Valencia CA  91354

Sadegh Salmassi (1)                   10,000              0.0%
27430 Riverside Lane
Valencia CA  91354

Crown Partners, Inc.(2)            3,407,940            68.71%
27430 Riverside Lane
Valencia CA  91354

All directors and officers
as a group (3)                        50,000             1.00%

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

Item 13. Exhibits and Reports on Form 8-K.

      (a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated March 28, 2006
Balance Sheet for the Fiscal Year Ended December 31, 2005
Statements of Operations for the Years Ended December 31, 2005 and 2004 Statement of Stockholders' Deficit for the Years Ended December 31, 2005 and 2004
Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 Notes to Financial Statements

      List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2005.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.


April 10, 2006                            /s/ Charles Smith
                                          -----------------
                                          Charles Smith, CEO, CFO, Director



April 10, 2006                            /s/ Steven Onoue
                                          ----------------
                                          Steven Onoue, Director


April 10, 2006                            /s/ Dr. Sadegh Salmassi
                                          -----------------------
                                          Dr. Sadegh Salmassi, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Micro Bio-Medical Waste Systems, Inc.
  Woodland Hills, California

We have audited the accompanying balance sheet of Micro Bio-Medical Waste Systems, Inc. as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro Bio-Medical Waste Systems, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Lopez, Blevins, Bork & Associates, LLP
Houston, Texas


March 28, 2006

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

Total Assets                                                                                       $             -
                                                                                                   ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                                 $       171,754
  Accounts payable - related party                                                                          44,386
  Advances - related party                                                                                  52,039
                                                                                                   ---------------
    Total current liabilities                                                                              268,179
                                                                                                   ---------------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares authorized, 4,824,465
    shares issued and outstanding                                                                            4,824
Additional paid in capital                                                                               2,626,646
Accumulated deficit                                                                                     (2,899,649)
                                                                                                   ----------------
  Total Stockholders' Deficit                                                                             (268,179)
                                                                                                   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        $             -
                                                                                                   ===============



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                           2005           2004
                                       -----------    -----------
Costs and Expenses:
  General and administrative                45,848    $ 1,527,680
                                       -----------    -----------

Net loss                               $   (45,848)   $(1,527,680)
                                       ===========    ===========

Net loss per share:
  Net loss basic and diluted           $     (0.01)   $     (0.33)
                                       ===========    ===========


Weighted average shares outstanding:
  Basic and diluted                      4,829,291      4,658,150
                                       ===========    ===========




                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                     Additional paid
                                            Common stock                in capital        Accumulated
                                                                                            deficit             Total
                                ----------------------------------   ----------------   ----------------  ----------------
                                      Shares            Amount
                                -----------------  ---------------   ----------------   ----------------  ----------------
Balance,
  December 31, 2003                   4,394,133    $      4,394      $     1,148,700    $    (1,326,121)   $     (173,027)

Issuance of common stock for
   services                             565,833             566            1,477,810                  -         1,478,376

Net loss                                      -               -                    -         (1,527,680)       (1,527,680)
                                ---------------    ------------      ---------------    ---------------   ---------------

Balance,
  December 31, 2004                   4,959,966           4,960            2,626,510         (2,853,801)         (222,331)

Cancelled shares                       (133,501)           (136)                 136                  -                 -

Net loss                                      -               -                    -            (45,848)          (45,848)
                                ---------------    ------------      ---------------    ---------------   ---------------

Balance,
  December 31, 2005                   4,824,465    $      4,824      $     2,626,646    $    (2,899,649)   $     (268,179)
                                ===============    ============      ===============    ===============    ==============




                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                        2005           2004
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $   (45,848)   $(1,527,680)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Common stock issued for services                         --      1,478,376
Net change in:
  Accounts payable                                       25,847         23,784
                                                    -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                 (11,476)       (25,520)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to a related party                                 --        (20,000)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances-related party                   56,996         45,420
                                                    -----------    -----------

NET DECREASE IN CASH                                         --             --
Cash, beginning of period                                    --             --
                                                    -----------    -----------
Cash, end of period                                 $        --    $        --
                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $        --    $        --
  Income taxes paid                                 $        --    $        --











                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Micro Bio-Medical Waste Systems, Inc. (Formerly 20/20 Networks, Inc.) referred to as "Micro Bio-Medical" was incorporated in August 1995 in Nevada. Micro Bio-Medical is in the business of managing and acquiring subsidiary corporations.

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

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Micro Bio-Medical record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Recent Accounting Pronouncements

Micro Bio-Medical does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Micro Bio-Medical's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Micro Bio-Medical has incurred losses totaling $2,899,649 through December 31, 2005 has a working capital deficit of $268,179 at December 31, 2005. Because of these conditions, Micro Bio-Medical will require additional working capital to develop business operations. Micro Bio-Medical intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that Micro Bio-Medical will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support Micro Bio Medical's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Micro Bio Medical will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Micro Bio Medical. If adequate working capital is not available Micro Bio Medical may not increase its operations.

These conditions raise substantial doubt about Micro Bio Medical's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Micro Bio Medical be unable to continue as a going concern.


NOTE 3 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

                                                 December 31,  December 31,
                                                    2005          2004
                                                 ---------     ---------
Refundable Federal income tax attributable to:
    Current Operations                           $  15,500     $ 519,000
    Less, Change in valuation allowance            (15,500)     (519,000)
                                                 ---------     ---------
Net refundable amount                            $      --     $      --
                                                 =========     =========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                 December 31,
                                                                     2005
                                                             -----------------
       Deferred tax asset attributable to:
           Net operating loss carryover                      $         695,500
           Less, Change in valuation allowance                        (695,500)
                                                             -----------------
       Net deferred tax asset                                $               -
                                                             =================

At December 31, 2005, we had an unused net operating loss carryover approximating $2,100,000 that is available to offset future taxable income; it expires beginning in 2020.


NOTE 4 - COMMON STOCK

The authorized common stock of Micro Bio-Medical consists of 500,000,000 shares $.001 par value.

In 2004, 565,833 shares of common stock were issued to various consultants for services provided. The shares were valued at $1,478,376 based on the fair market value as of the trade date.

The board of directors approved a 20 for 1 stock split in January 2004. The board of directors approved a 30 for one reverse stock split in August, 2004. All stock information is shown post split on these financial statements.


NOTE 5 - RELATED PARTY TRANSACTIONS

Micro Bio-Medical neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest.


NOTE 6 - ADVANCES RECEIVABLE RELATED PARTY

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


NOTE 7 - ADVANCES PAYABLE AND ACCOUNTS PAYABLE RELATED PARTY

Crown Partners, Inc., the majority shareholder of Micro Bio-Medical, has advanced the sum of $56,640 to fund Micro Bio-Medical's operation. In addition, Micro Bio-Medical owes $37,748 to Crown for accounts payable that Crown has paid on Micro's behalf.