Form 10KSB/A
period 2005-12-31
20/20 NETWORKS INC
filed 2006-05-23
CIK 1103833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


                        Commission File Number: 000-29935

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                       33-0677140
 ------------------------------                          ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification Number)

                    27430 Riverside Lane, Valencia, CA 91354
               (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (661) 287-3772

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

In November, 2003, the Company entered into an agreement with its majority shareholder, Crown Partners, Inc. ("Crown"), wherein the Company agreed to purchase Crown's wholly-owned subsidiary Sanitec(TM) Services of Hawaii, Inc. ("SSH") for $550,000, assumption of all liabilities of SSH. In return, Crown will receive five percent (5%) of the issued and outstanding shares of the Company, non-dilutable for twenty four months. The Company paid a non-refundable deposit of $45,520 to Crown towards the purchase price, of which $20,000 was advanced to SSH for use in its operations. Crown agreed to let the Company retain the balance of the deposit for use in funding the Company's operations. In May, 2005, SSH ceased operations and the Company will not acquire it. It is unlikely that the Company will not be able to recoup its advance to SSH but the Company still owes $45,520 to Crown. The Company is still seeking a suitable acquisition candidate.

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

--------------------------------------------
Period               High Bid      Low Bid
--------------------------------------------
1st Qtr 2005         .20           .07
2nd Qtr 2005         .59           .14
3rd Qtr 2005         .56           .42
4th Qtr 2005         .51           .26
--------------------------------------------

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

At December 31, 2005, the Company had negative working capital of approximately ($268,000) which consisted of no assets and current liabilities of approximately $268,000. At December 31, 2004, the Company had no assets and current liabilities of approximately $242,000, resulting in negative working capital of approximately ($242,000). The current liabilities of the Company at December 31, 2005 are composed primarily of accounts payable for legal and accounting expenses of approximately $172,000 and amounts owed to its majority shareholder, Crown, of approximately $90,000.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company needs to pay for its proposed acquisition of SSH and will need additional capital to fund that proposed operation.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2005, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the years ended December 31, 2005 and 2004, the Company had no revenues. For the year ended December 31, 2005, the Company had general and administrative expenses of approximately $46,000 resulting in a net loss of approximately ($46,000). For the year ended December 31, 2004, the Company had general and administrative expenses of approximately $1,527,680, resulting in a net loss of approximately ($1,527,680). The difference in expenses between the two periods resulted from the Company hiring consultants in 2004 in an effort to develop various business opportunities presented and helping the Company move forward with its acquisition of SSH. The net loss per share was ($.01) and ($.33), respectively, for the years ended December 31, 2005 and 2004.

For the year ended December 31, 2005, the Company had no assets and current liabilities of approximately $268,000. For the year ended December 31, 2004, the Company had no assets and current liabilities of approximately $242,000. Shareholders' (deficit) for the year ended December 31, 2005 was approximately ($268,000) compared to shareholders' (deficit) of approximately ($242,000) at December 31, 2004. The increase in shareholders' deficit from 2004 to 2005 is due to the Company's expenses for the year.

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

The Company entered into an agreement to acquire Sanitec(TM) Services of Hawaii, Inc. ("SSH") from its majority shareholder, Crown Partners, Inc., in November, 2003. The Company was unable to secure the funding necessary to complete this transaction and SSH ceased operations in May, 2005. The Company paid a non-refundable deposit to Crown Partners of $45,520, of which $20,000 was advanced to SSH and Crown allowed the Company to the retain the remaining $25,000 to pay the Company's obligations. The Company still owes Crown this amount although it is unlikely that SSH will repay any monies to the Company.

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

Item 8A.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Age       Positions Held and Tenure
-------------------        ---       ----------------------------------------
Charles Smith              54        CFO, CEO and Director since May 15, 2000

Steven Onoue               49        Director since July, 2002

Dr. Sadegh Salmassi        59        Director since November, 2003

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

STEVEN ONOUE. Mr. Onoue has been employed as vice president and manager of Sanitec Services of Hawaii, Inc. since 2000. Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which trades in hard commodities and acted as a consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue was a registered securities professional as well as being involved in real estate in Hawaii for more than 15 years.

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

In August, 2005, the Company adopted the Micro Bio-Medical Waste Systems, Inc. Non-employee Directors, Advisors and Consultants Retainer Stock Plan for 2005. Under the Plan, 500,000 shares are reserved for issuance to non-employee directors, advisors and consultants. The Company registered the shares under the Plan but no shares have been issued under the Plan as of December 31, 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2005, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                   Position               Filed Reports
-------------------    -------------------    ------------
Charles Smith          CEO, CFO, Director     No
Steven Onoue           Director               No
Dr. Sadegh Salmassi    Director               No

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

                           Number of Shares               Percent of
Names and Addresses        Owned Beneficially      Beneficially Owned Shares
---------------------      ------------------      -------------------------

Charles Smith (1)                      20,000                   0.0%
27430 Riverside Lane
Valencia CA  91354

Steven Onoue (1)                       20,000                   0.0%
27430 Riverside Lane
Valencia CA  91354

Sadegh Salmassi (1)                    10,000                   0.0%
27430 Riverside Lane
Valencia CA  91354

Crown Partners, Inc.(2)             3,407,940                 68.71%
27430 Riverside Lane
Valencia CA  91354

All directors and officers
as a group (3)                         50,000                  1.00%

----------
(1) Denotes officer or director. All directors are also officers and directors of Crown Partners, Inc. which is the majority shareholder of the Company.
(2) The control persons of Crown are the directors of the Company: Steven Onoue, Dr. Sadegh Salmassi and Charles Smith. These persons have both investment and voting power for the 3,407,940 shares beneficially owned by Crown.

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

The Company received $45,520 from an unrelated third party in 2004 which was to be paid as a non-refundable deposit to Crown Partners, Inc., the majority shareholder of the Company, who had entered into an agreement with the Company in 2003 to sell Sanitec Services of Hawaii, Inc. to the Company. In return for the deposit, Crown agreed to allow the Company more time to raise the funds necessary to purchase SSH. The Company advanced $20,000 to SSH to fund its operations and Crown allowed the Company to retain the balance of the deposit to fund the Company's operations. The Company was unsuccessful in raising the funds necessary and SSH ceased operations in 2005. It is doubtful that the Company will be repaid the advance of $20,000 from SSH but the Company still owes $45,520 to Crown. In addition, the Company owes an additional $45,000 to Crown for monies paid on its behalf by Crown.

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


                                           MICRO BIO-MEDICAL WASTE SYSTEMS, INC.


May 19, 2006                               /s/ Charles Smith
                                           -------------------------------------
                                           Charles Smith, CEO, CFO, Director



May 19, 2006                               /s/ Steven Onoue
                                           -------------------------------------
                                           Steven Onoue, Director


May 19, 2006                               /s/ Dr. Sadegh Salmassi
                                           -------------------------------------
                                           Dr. Sadegh Salmassi, Director

                          INDEPENDENT AUDITORS' REPORT

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro Bio-Medical Waste Systems, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


Lopez, Blevins, Bork & Associates, LLP
Houston, Texas


March 28, 2006

                      Micro Bio-Medical Waste Systems, Inc.
                                  BALANCE SHEET
                                December 31, 2005


                                     ASSETS

Total Assets                                                        $        --
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                  $   178,630
  Advances - related party                                               89,549
                                                                    -----------
    Total current liabilities                                           268,179
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares authorized,
     145,899,000 shares issued and outstanding                            4,824
Additional paid in capital                                            2,626,646
Accumulated deficit                                                  (2,899,649)
                                                                    -----------
  Total Stockholders' Deficit                                          (268,179)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $        --
                                                                    ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004


                                                     2005               2004
                                                 -----------        -----------
Costs and Expenses:
  General and administrative                     $    45,848        $ 1,527,680
                                                 -----------        -----------
Net loss                                         $   (45,848)       $(1,527,680)
                                                 ===========        ===========
Net loss per share:
  Net loss basic and diluted                     $     (0.01)       $     (0.33)
                                                 ===========        ===========
Weighted average shares outstanding:
  Basic and diluted                                4,829,291          4,658,150
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


                                     Micro Bio-Medical Waste Systems, Inc.
                                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    Years Ended December 31, 2005 and 2004


                                              Common stock             Additional
                                        --------------------------      paid in     Accumulated
                                           Shares        Amount         capital       deficit         Total
                                        -----------    -----------    -----------   -----------    -----------
Balance,
December 31, 2003                         4,394,133    $     4,394    $ 1,148,700   $(1,326,121)   $  (173,027)

Issuance of common stock for services       565,833            566      1,477,810            --      1,478,376

Net loss                                         --             --             --    (1,527,680)    (1,527,680)
                                        -----------    -----------    -----------   -----------    -----------
Balance,
  December 31, 2004                       4,959,966          4,960      2,626,510    (2,853,801)      (222,331)

Cancelled shares                           (133,501)          (136)           136            --             --

Net loss                                         --             --             --       (45,848)       (45,858)
                                        -----------    -----------    -----------   -----------    -----------
Balance,
  December 31, 2005                       4,824,465    $     4,824    $ 2,626,646   $(2,899,649)   $  (268,179)
                                        ===========    ===========    ===========   ===========    ===========


                                See accompanying summary of accounting policies
                                      and notes to financial statements.

                      Micro Bio-Medical Waste Systems, Inc.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004


                                                        2005           2004
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $   (45,848)   $(1,527,680)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Common stock issued for services                         --      1,478,376
    Provision for advances-related                       20,000             --
party

Net change in:
  Accounts payable                                        6,829         23,784
                                                    -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                 (19,019)       (25,520)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to a related party                                 --        (20,000)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances-related party                   19,019         45,420
                                                    -----------    -----------

NET DECREASE IN CASH                                         --             --
Cash, beginning of period                                    --             --
                                                    -----------    -----------
Cash, end of period                                 $        --    $        --
                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $        --    $        --
  Income taxes paid                                 $        --    $        --


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

Reclassification

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 financial statements.

NOTE 2 - GOING CONCERN

Micro Bio-Medical has incurred losses totaling $2,899,649 through December 31, 2005 and has a working capital deficit of $268,179 at December 31, 2005. Because of these conditions, Micro Bio-Medical will require additional working capital to develop business operations. Micro Bio-Medical intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

The provision for refundable Federal income tax consists of the following:

                                                                 December 31,
                                                                     2005
                                                                 -------------
       Refundable Federal income tax attributable to:
           Current Operations                                    $     519,000
           Less, Change in valuation allowance                        (519,000)
                                                                 -------------
       Net refundable amount                                     $          --

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                 December 31,
                                                                     2005
                                                                 -------------
       Deferred tax asset attributable to:
           Net operating loss carryover                          $     689,000
           Less, Change in valuation allowance                        (689,000)
                                                                 -------------
       Net deferred tax asset                                    $          --

At December 31, 2005, we had an unused net operating loss carryover approximating $2,000,000 that is available to offset future taxable income; it expires beginning in 2020.

NOTE 4 - COMMON STOCK

The initial authorized common stock of Micro Bio-Medical consisted of 500,000,000 shares $.001 par value. In 2003, the State of Nevada approved the Company's restated articles of incorporation which increased the authorized shares of common stock from 100,000,000 common shares to 500,000,000 common shares.

In 2004, 14,075,000 shares of common stock were issued to various consultants for services provided. The shares were valued at $1,478,376 based on the fair market value as of the trade date.

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

NOTE 6 - ADVANCES RECEIVABLE RELATED PARTY

Micro Bio-Medical advanced to Sanitec Services of Hawaii, Inc., a subsidiary of Crown Partners, Inc., the sum of $20,000, as part of the consideration to be paid to Crown in connection with Micro Bio-Medical's planned purchase of Crown's Sanitec subsidiary. In the event that the transaction had been consummated, the advance would have been credited toward the purchase price of $550,000. In July 2005, Sanitec ceased operations and Micro Bio-Medical will no longer proceed with this transaction.

As of 12/31/05 an allowance of $20,000 was recorded due to the unstable business of Sanitec Services of Hawaii, Inc.


NOTE 7 - ADVANCES PAYABLE AND ACCOUNTS PAYABLE RELATED PARTY

Crown Partners, Inc., the majority shareholder of Micro Bio-Medical, has advanced the sum of $89,549 to fund Micro Bio-Medical's operations.

NOTE 8 - STOCK BASED COMPENSATION

On August 17, 2005 Company approved a stock-based compensation plan. The plan was not yet implemented at the balance sheet date.