Form 10QSB
period 2006-03-31
MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
filed 2006-05-24
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                    27430 Riverside Lane, Valencia, CA 91354
                    (Address of principal executive offices)

                                  (661) 287-377
                           (Issuer's telephone number)

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

                                Yes : |X| No: |_|

As of May 1, 2006, there were 4,824,465 shares of Common Stock of the issuer outstanding.

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)


                                     ASSETS

Assets                                                             $        --
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $   184,762
  Advances - related party                                              92,338
                                                                   -----------
    Total current liabilities                                          277,100
                                                                   -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares                      4,824
    authorized, 4,824,465 shares issued and outstanding
Additional paid in capital                                           2,626,646
Accumulated deficit                                                 (2,908,570)
                                                                   -----------
  Total Stockholders' Deficit                                         (277,100)
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $        --
                                                                   ===========

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                2006                2005
                                            -----------        ------------
Costs and Expenses:
  General and administrative                $     8,920         $        --
                                            -----------         -----------

Net loss                                    $    (8,920)        $        --
                                            ===========         ===========

Net loss per share:
  Net loss basic and diluted                $     (0.00)        $     (0.00)
                                            ===========         ===========


Weighted average shares outstanding:
  Basic and diluted                           4,824,465           4,824,465
                                            ===========         ===========

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                            2006          2005
                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (8,920)    $      --
Adjustments to reconcile net deficit to cash used
  by operating activities:
Net change in:
  Accounts payable and accrued expenses                      8,920            --
                                                         ---------     ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                         --            --
                                                         ---------     ---------

NET DECREASE IN CASH                                            --            --
Cash, beginning of period                                       --            --
                                                         ---------     ---------
Cash, end of period                                      $      --     $      --
                                                         =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                               --              --
  Income taxes paid                                           --              --

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Micro Bio-Medical Waste Systems, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

Micro Bio-Medical has incurred losses totaling $2,908,570 through March 31, 2006 and has a working capital deficit of $277,100 at March 31, 2006. Because of these conditions, Micro Bio-Medical will require additional working capital to develop business operations. Micro Bio-Medical intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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


NOTE 3 - ADVANCES PAYABLE AND ACCOUNTS PAYABLE RELATED PARTY

Crown Partners, Inc., the majority shareholder of Micro Bio-Medical, has advanced the sum of $92,338 to fund Micro Bio-Medical's operations.

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

In December, 2003, the Company entered into an Agreement with its majority shareholder, Crown Partners, Inc. ("Crown") to acquire Crown's wholly owned subsidiary, Sanitec Services of Hawaii, Inc. ("SSH"). The Company was obligated to pay Crown the sum of $550,000 and issue five percent of its common stock to Crown. As part of this transaction, the Company made a non-refundable deposit to Crown of $45,520. From this deposit, Crown agreed to allow the Company to advance $20,000 to SSH and to use the balance of the deposit to fund the Company's operations. The Company is obligated to repay this $45,520 to Crown. The Company was unable to raise the funds necessary to complete this transaction and SSH was forced to cease operations. The Company is seeking other acquisition candidates.

The Company presently shares office space provided to it at no cost by a shareholder of the Company.

As of March 31, 2006, the Company had no employees.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2006 and 2005, the Company had no revenues. The Company's expenses for the three months ended March 31, 2006 were approximately $8,920, representing general and administrative expenses. The Company recorded a net loss of $8,920 for the period ended March 31, 2006. The Company's expenses for the three months ended March 31, 2005 were $0. The Company recorded a net loss of $0 for the period ended March 31, 2005. The net loss per share was $0.00 for the period ended March 31, 2006 and March 31, 2005.

At March 31, 2006, the Company had no assets. The Company's liabilities at March 31, 2006 were approximately $277,000. Shareholders' deficit for the three months ended March 31, 2006 was approximately $277,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of March 31, 2006 reflects no assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

EMPLOYEES

As of March 31, 2006, the Company had no employees.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. Charles Smith, chief executive officer and chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Items No. 1, 2, 3, 4 and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the quarter ended March 31, 2006.

(b) Exhibits

None


                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MICRO BIO-MEDICAL WASTE SYSTEMS, INC.

                  By /s/ Charles Smith
                  -----------------------
                  Charles Smith, CEO, CFO


Date: May 15, 2006

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION


      I, Charles Smith, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Micro Bio-Medical Waste Systems, Inc.;

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

Date: May 15, 2006                                   /s/ Charles Smith
                                                     --------------------
                                                     Name:  Charles Smith
                                                     Title: CEO, CFO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Micro Bio-Medical Waste Systems, Inc. on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                                    /s/ Charles Smith
                                                    ----------------------------
                                                        Charles Smith, CEO, CFO
Dated: May 15, 2006