Form 10QSB
period 2006-06-30
MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
filed 2006-08-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

   |_|TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

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

                                   Yes : |X| No:|_|

As of August 1, 2006 there were 5,324,465 shares of Common Stock of the issuer outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                  June 30,      December 31,
                                                                    2006            2005
                                                                ------------    ------------
                                       ASSETS

Assets                                                          $         --    $         --
                                                                ------------    ------------



                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                         $     21,515    $    178,630

  Advances - related party                                            95,851          89,549
                                                                ------------    ------------
    Total current liabilities                                        117,366         268,179
                                                                ------------    ------------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares
    authorized, 5,324,465 and 4,825,465 shares issued
    and outstanding, respectively                                      5,324           4,824
Additional paid in capital                                         2,808,317       2,626,646
Accumulated deficit                                               (2,931,007)     (2,899649)
                                                                ------------    ------------
  Total Stockholders' Deficit                                       (117,366)       (268,179)
                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         --    $         --
                                                                ============    ============

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                             STATEMENTS OF EXPENSES
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                          Three Months Ended               Six Months Ended
                                               June 30,                        June 30,
                                          2006           2005            2006            2005
                                       -----------    -----------    -----------    -----------
Costs and Expenses:
  General and administrative           $    22,438    $    26,061    $    31,358    $    26,061
                                       -----------    -----------    -----------    -----------

Net loss                               $   (22,438)   $   (26,061)   $   (31,358)   $   (26,061)
                                       ===========    ===========    ===========    ===========

Net loss per share:
  Net loss basic and diluted           $     (0.00)   $     (0.01)   $     (0.01)   $     (0.01)
                                       ===========    ===========    ===========    ===========


Weighted average shares outstanding:
  Basic and diluted                      5,107,798      4,825,465      4,966,132      4,825,465
                                       ===========    ===========    ===========    ===========


                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                   2006          2005
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (31,358)   $ (26,061)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Write off of advances receivable - related party                        --       20,000
Net change in:
  Increase (decrease) in Accounts payable and accrued expenses      25,056        6,061
                                                                 ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                             (6,302)          --
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances from a related party                                  6,302           --
                                                                 ---------    ---------


NET DECREASE IN CASH                                                    --           --
Cash, beginning of period                                               --           --
                                                                 ---------    ---------
Cash, end of period                                              $      --    $      --
                                                                 =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                         --           --
  Income taxes paid                                                     --           --
NON-CASH FLOW INFORMATION
  Common stock issued for accounts payable                       $ 182,171           --

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Micro Bio-Medical Waste Systems, Inc. ("Micro Bio-Medical") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2005 as reported in Form 10-KSB, have been omitted.


NOTE 2 - STOCK ISSUED IN EXCHANGE FOR ACCOUNTS PAYABLE

During May 2006, Micro Bio-Medical issued 500,000 shares valued at $182,171 to a vendor for $182,171 of accounts payable owed to the vendor.

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

GENERAL

Micro Bio-Medical Waste Systems, Inc. formerly known as 20/20 Networks, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" in Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In December, 2003, the Company entered into an Agreement with its majority shareholder, Crown Partners, Inc. ("Crown") to acquire Crown's wholly owned subsidiary, Sanitec Services of Hawaii, Inc. ("SSH"). The Company was obligated to pay Crown the sum of $550,000 and issue five percent of its common stock to Crown. As part of this transaction, the Company made a non-refundable deposit to Crown of $45,521. From this deposit, Crown agreed to allow the Company to advance $20,000 to SSH and to use the balance of the deposit to fund the Company's operations. The Company is obligated to repay this $45,521 to Crown. The Company was unable to raise the funds necessary to complete this transaction and SSH was forced to cease operations. The Company is seeking other acquisition candidates. Additionally, the Company owes an additional $50,330 to Crown for expenses Crown has paid on the Company's behalf.

The Company presently shares office space provided to it at no cost by a shareholder of the Company.

As of June 30, 2006, the Company had no employees.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2006 and 2005, the Company had no revenues. The Company's expenses for the three months ended June 30, 2006 were approximately $22,438, representing general and administrative expenses. The Company recorded a net loss of $22,438 for the period ended June 30, 2006. The Company's expenses for the three months ended June 30, 2005 were $26,061. The Company recorded a net loss of $26,061 for the period ended June 30, 2005. The net loss per share was ($0.00) and ($0.01) for the three month periods ended June 30, 2006 and 2005, respectively.

For the six month periods ended June 30, 2006 and 2005, the Company had no revenues. The Company's expenses for the six months ended June 30, 2006 were approximately $31,358, representing general and administrative expenses. The Company recorded a net loss of $31,358 for the period ended June 30, 2006. The Company's expenses for the six months ended June 30, 2005 were $26,061. The Company recorded a net loss of $26,061 for the period ended June 30, 2005. The net loss per share was ($0.01) for the six month periods ended June 30, 2006 and 2005.

At June 30, 2006, the Company had no assets. The Company's liabilities at June 30, 2006 were approximately $117,366. Shareholders' deficit for the three months ended June 30, 2006 was approximately $117,366. The Company reduced its accounts payable by approximately $182,000 during the quarter ended June 30, 2006 through the issuance of its common stock in satisfaction of certain of the Company's debts.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of June 30, 2006 reflects no assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

EMPLOYEES

As of June 30, 2006, the Company had no employees.

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

(a) No reports on Form 8-K were filed during the quarter ended June 30, 2006.

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


Date: August14, 2006

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

Date: August 14,  2006             /s/ Charles Smith
                                   --------------------------
                                   Name:  Charles Smith
                                   Title: CEO, CFO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Micro Bio-Medical Waste Systems, Inc. on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                   /s/ Charles Smith
                                   --------------------------
                                   Charles Smith, CEO, CFO
Dated: August 14,  2006.