Form 10QSB
period 2006-09-30
MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
filed 2006-11-15
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

   [_]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29935

                           CROWN EQUITY HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        33-0677140
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                     27430 Riverside Lane, Valencia CA 91354
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (661) 287-3772
                              -------------------
                           (Issuer's telephone number)

                      MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes [X] No [_]

As of November 1, 2006 there were 5,324,465 shares of Common Stock of the issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CROWN EQUITY HOLDINGS, INC.
                (FORMERLY MICRO BIO-MEDICAL WASTE SYSTEMS, INC.)
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                       September 30,    December 31,
                                                            2006            2005
                                                       -------------   -------------
                             ASSETS
Total Assets                                           $          --   $          --
                                                       -------------   -------------
             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                $      32,105   $     178,630

  Advances - related party                                    98,451          89,549
                                                       -------------   -------------
    Total current liabilities                                130,556         268,179
                                                       -------------   -------------

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 500,000,000 shares
    authorized, 5,324,465 and 4,825,465 shares issued
    and outstanding                                            5,324           4,824
Additional paid in capital                                 2,808,317       2,626,646
Accumulated deficit                                       (2,944,197)     (2,899,649)
                                                       -------------   -------------
  Total Stockholders' Deficit                               (130,556)       (268,179)
                                                       -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $          --   $          --
                                                       -------------   -------------

                           CROWN EQUITY HOLDINGS, INC.
                (FORMERLY MICRO BIO-MEDICAL WASTE SYSTEMS, INC.)
                            STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                  Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                                  2006         2005          2006           2005
                              -----------   -----------   -----------   -----------
Costs and Expenses:
  General and administrative  $    13,190   $     6,938   $    44,548   $    32,999
                              -----------   -----------   -----------   -----------
Net loss                      $   (13,190)  $    (6,938)  $   (44,548)  $   (32,999)
                              ===========   ===========   ===========   ===========
Net loss per share:
  Net loss basic and diluted  $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
                              ===========   ===========   ===========   ===========
Weighted average shares
  outstanding:
  Basic and diluted             5,324,465     4,824,465     5,086,370     4,830,917
                              ===========   ===========   ===========   ===========

                           CROWN EQUITY HOLDINGS, INC.
                (FORMERLY MICRO BIO-MEDICAL WASTE SYSTEMS, INC.)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                                            2006        2005
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $ (44,548)  $ (32,999)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Provision for advances receivable - related party            20,000          --
Net change in:
  Accounts payable and accrued expenses                      35,646      12,999
                                                          ---------   ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                          --      (8,902)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances from a related party                           8,902          --
                                                          ---------   ---------

NET DECREASE IN CASH                                             --          --
Cash, beginning of period                                        --          --
                                                          ---------   ---------
Cash, end of period                                       $      --   $      --
                                                          =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $      --   $      --
  Income taxes paid                                              --          --
NON-CASH FLOW INFORMATION
   Common stock issued for accounts payable                 182,171          --

                           CROWN EQUITY HOLDINGS, INC.
                    (FORMERLY MICRO BIO-MEDICAL WASTE, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Equity Holdings Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - STOCK ISSUED IN EXCHANGE FOR ACCOUNTS PAYABLE

During May 2006, Crown Equity Holdings issued 500,000 shares valued at $182,171 to a vendor for $182,171 of accounts payable owed to the vendor.

NOTE 3 - SUBSEQUENT EVENT

On October 3, 2006, the Company changed its name from "Micro Bio-Medical Waste Systems, Inc." to "Crown Equity Holdings Inc."

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

GENERAL

Crown Equity Holdings Inc. formerly known as Micro Bio-Medical Waste Systems, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" in Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In December, 2003, the Company entered into an Agreement with its majority shareholder, Crown Partners, Inc. ("Crown") to acquire Crown's wholly owned subsidiary, Sanitec Services of Hawaii, Inc. ("SSH"). The Company was obligated to pay Crown the sum of $550,000 and issue five percent of its common stock to Crown. As part of this transaction, the Company made a non-refundable deposit to Crown of $45,521. From this deposit, Crown agreed to allow the Company to advance $20,000 to SSH and to use the balance of the deposit to fund the Company's operations. The Company is obligated to repay this $45,521 to Crown. The Company was unable to raise the funds necessary to complete this transaction and SSH was forced to cease operations. The Company is seeking other acquisition candidates. Additionally, the Company owes an additional $53,000 to Crown for expenses Crown has paid on the Company's behalf.

The Company presently shares office space provided to it at no cost by a shareholder of the Company.

As of September 30, 2006, the Company had no employees.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

There were no revenues or cost of revenues for the three and nine months ended September 30, 2006 and 2005, respectively. The Company's expenses for the three months ended September 30, 2006 were approximately $13,190, representing general and administrative expenses. The Company recorded a net loss of ($13,190) for the three months ended September 30, 2006. The Company's expenses for the three months ended September 30, 2005 were $6,938 representing general and administrative costs and the Company recorded a net loss of ($6,938) for the three months ended September 30, 2005. The net loss per share was $0.00 for the three months ended September 30, 2006 compared to a net loss of $0.00 per share for the three months ended September 30, 2005.

The Company's expenses for the nine months ended September 30, 2006 were $44,548, representing general and administrative expenses. The Company recorded a net loss of ($44,548) for the nine months ended September 30, 2006. The Company's expenses for the nine months ended September 30, 2005 were $32,999 representing general and administrative costs. The Company recorded a net loss of $(32,999) for the nine months ended September 30, 2005. The net loss per share was $0.01 for the nine month period ended September 30, 2006 compared to a net loss of $0.01 for the nine month period ended September 30, 2005.

As of September 30, 2006, the Company had no assets. The Company's current liabilities at September 30, 2006 were approximately $131,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipts of proceeds from offerings of its capital stock. The Company received $250,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised approximately $158,000 from the issuance of 7,200,000 shares of the Company's common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. The Company's balance sheet as of September 30, 2006 reflects limited assets and limited liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

EMPLOYEES

As of September 30, 2006, the Company has no employees. The Company utilizes the services of consultants as needed.

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. Eirik Hjelle, both the chief executive officer and chief accounting officer of the Company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Items No. 1, 2, and 3 - Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

On October 3, 2006, the Company's majority shareholder, holding a total of 64% of the Company's issued and outstanding shares of common stock, consented to the change of name from "Micro Bio-Medical Waste Systems, Inc." to "Crown Equity Holdings Inc."

Item 5 - Other Matters

 On September 1, 2006, Charles Smith resigned as President, CFO and director of the Corporation. Eirik Hjelle was elected to replace Mr. Smith as director and was appointed CEO and CFO. Additionally, the Board was increased to four and Harold Gewerter was appointed to fill the resulting vacancy on the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits - None.

       b) Reports on Form 8-K

       There were four reports on Form 8-K filed during the quarter ended September 30, 2006, three relating to the change of auditors and one relating to the change in directors and officers.

            SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

            CROWN EQUITY HOLDINGS INC.

            By /s/ Eirik Hjelle
            --------------------------
            Eirik Hjelle, CEO, CFO

Date: November 14, 2006