Form 10KSB
period 2006-12-31
MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
filed 2007-04-17
CIK 1103833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

                        Commission File Number: 000-29935

                           CROWN EQUITY HOLDINGS INC.
             (Exact name of Registrant as specified in its charter)

                      Nevada                          33-0677140
          (State or other jurisdiction of            (IRS Employer
           incorporation or organization)       Identification Number)

        27430 Riverside Lane, Valencia, CA               91354
     (Address of principal executive offices)         (Zip Code)

Company's telephone number, including area code: (661) 287-3772

                      Micro Bio-Medical Waste Systems, Inc.
                         (Former Name of the Registrant)

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2006 were 5,324,465. The aggregate number of shares of the voting stock held by non-affiliates on April 13, 2007 was 1,889,856. The market value of these shares, computed by reference to the market closing price on April 13, 2007 was $963,827. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

In November, 2003, the Company entered into an agreement with its majority shareholder, Crown Partners, Inc. ("Crown"), wherein the Company agreed to purchase Crown's wholly-owned subsidiary Sanitec(TM) Services of Hawaii, Inc. ("SSH") for $550,000, assumption of all liabilities of SSH. The Company paid a non-refundable deposit of $45,520 to Crown towards the purchase price, of which $20,000 was advanced to SSH for use in its operations. Crown agreed to let the Company retain the balance of the deposit for use in funding the Company's operations. In May 2005, SSH ceased operations and the Company will not acquire it. It is unlikely that the Company will be able to recoup its advance to SSH but the Company still owes $45,520 to Crown. The Company is still seeking a suitable acquisition candidate.

The Company's office is located at 27430 Riverside Lane, Valencia, CA 91354.

As of December 31, 2006, the Company had no employees.

Item 2. Properties.

The Company presently shares office space provided at no cost to it by an officer. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

In October, 2006, the Company's shareholders approved a name change from Micro Bio-Medical Waste Systems, Inc. to Crown Equity Holdings Inc.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CEQN" and CUSIP #22834M107. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2006, the Company had 5,324,465 shares of its common stock issued and outstanding, of which 1,889,856 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2006.

Period         High Bid   Low Bid
------------   --------   -------
1st Qtr 2006      .45       .26
2nd Qtr 2006      .65       .28
3rd Qtr 2006     1.21       .26
4th Qtr 2006      .66       .37

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2006, the Company estimates there are 50 "holders of record" of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 500,000,000 shares of common stock, par value $.001.

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2006 and 2005 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on August 31, 1995 as Visioneering Corporation. On January 12, 1996, the Company amended its Articles of Incorporation to change its name to Asiamerica Energy Corporation, to Care Financial Corporation in April 29, 1996 and to Trump Oil Corporation on May 15, 1997. In 1999, the Company acquired 20/20 Web Design, Inc., a Colorado corporation wholly owned by Crown Partners, Inc. As part of that transaction, the Company issued 8,620,000 shares of its common stock to Crown Partners with the result that Crown Partners owns 80% of the issued and outstanding shares of the Company. The Company also approved a ten-for-one reverse stock split as part of that transaction.

Since the agreements described above, the Company has financed its activities through the issuance of equity capital, including private placements of its common stock resulting in the Company raising capital of $749,494 from 1995 to the present. The Company used the proceeds from these offerings to fund its proposed operations, to pay salaries, to pay general and administrative expenses and any necessary expenses.

The Company entered into an agreement to acquire Sanitec(TM) Services of Hawaii, Inc. ("SSH") from its majority shareholder, Crown Partners, in November, 2003. The Company was unable to secure the funding necessary to complete this transaction and SSH ceased operations in May, 2005. The Company paid a non-refundable deposit to Crown Partners of $45,520, of which $20,000 was advanced to SSH and Crown allowed the Company to the retain the remaining $25,520 to pay the Company's obligations. The Company still owes Crown this amount although it is unlikely that SSH will repay any monies to the Company.

The Company will attempt to carry out its business plan as discussed below. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders' equity other than receipts of proceeds from offerings of its capital stock. The Company's balance sheet as of December 31, 2006 reflects very limited assets and substantial liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At December 31, 2006, the Company had negative working capital of approximately ($152,000) which consisted of minimal assets and current liabilities of approximately $152,000. The current liabilities of the Company at December 31, 2006 are composed primarily of accounts payable of $25,228, accounts payable to a related party for legal expenses of approximately $24,994 and amounts due to parent of $101,607.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company needs to pay for its proposed acquisition of SSH and will need additional capital to fund that proposed operation.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. It is anticipated that Crown Partners will likely continue to advance the funds necessary to insure that the Company is able to meet its reporting obligations under the 1934 Act and that these loans will be repaid either when the Company merges or acquires a business. However, Crown Partners has not agreed in writing to provide these funds and can only provide these funds to the extent that it has available funds to loan to the Company.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company is presently inactive and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from offerings conducted under Rule 504 of Regulation D. The Company's balance sheet as of December 31, 2006 reflects minimal assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

RESULTS OF OPERATIONS

Since its inception the Company has engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the years ended December 31, 2006 and 2005, the Company had no revenues. For the year ended December 31, 2006, the Company had general and administrative expenses of $138,623 resulting in a net loss of $138,623. For the year ended December 31, 2005, the Company had general and administrative expenses of approximately $45,848, resulting in a net loss of $45,848. The difference in expenses between the two periods resulted from the Company's increased expenses in complying with its reporting obligations and other services. The net loss per share was ($.03) and ($.01), respectively, for the years ended December 31, 2006 and 2005.

For the year ended December 31, 2006, the Company had minimal assets and current liabilities of $151,829. For the year ended December 31, 2005, the Company had no assets and current liabilities of approximately $268,000. Shareholders' deficit for the year ended December 31, 2006 was $151,802 compared to shareholders' deficit of $268,179 at December 31, 2005. The decrease in current liabilities from 2005 to 2006 is due to the Company issuing stock as payment for certain account payables.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Item 7. Financial Statements.

                                                                        Page
                                                                        ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 7-8

BALANCE SHEET                                                              9

STATEMENTS OF OPERATIONS                                                  10

STATEMENTS OF CASH FLOWS                                                  11

STATEMENTS OF STOCKHOLDERS' DEFICIT                                       12

NOTES TO FINANCIAL STATEMENTS                                          13-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Crown Equity Holdings Inc.
  (Formerly Micro Bio-Medical Waste Systems, Inc.)
  Valencia, California

We have audited the accompanying balance sheet of Crown Equity Holdings Inc. as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of Crown Equity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown Equity Holdings Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Crown Equity has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Crown Equity Holdings, Inc.
  (formerly Micro Bio-Medical Waste Systems, Inc.)
  Woodland Hills, California

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Micro Bio-Medical Waste Systems, Inc. for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Micro Bio-Medical Waste Systems, Inc. for the year ended December 31, 2005, and for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

LBB & Associates, Ltd. LLP
(formerly Lopez, Blevins, Bork & Associates, LLP)
Houston, Texas
March 28, 2006

                           Crown Equity Holdings Inc.
                (Formerly Micro Bio-Medical Waste Systems, Inc.)
                                  BALANCE SHEET
                                December 31, 2006

                                     ASSETS

Cash                                                                       27
Total Assets                                                      $        27
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                $    25,228
  Accounts payable - related party                                     24,994
  Advances from related party                                         101,607
                                                                  -----------
    Total current liabilities                                         151,829
                                                                  -----------
STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 500,000,000 shares authorized,
    5,324,465 shares issued and outstanding                             5,324
Additional paid in capital                                          2,881,146
Accumulated deficit                                                (3,038,272)
                                                                  -----------
  Total Stockholders' Deficit                                        (151,802)
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $        27
                                                                  ===========

                 See accompanying summary of accounting policies
                        and notes to financial statements

                           Crown Equity Holdings Inc.
                (Formerly Micro Bio-Medical Waste Systems, Inc.)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2006 and 2005

                                          2006         2005
                                       ----------   ----------
Costs and Expenses:
  General and administrative           $  138,623   $   45,848
                                       ----------   ----------
Net loss                               $ (138,623)  $  (45,848)
                                       ==========   ==========
Net loss per share:
  Net loss basic and diluted           $    (0.03)  $    (0.01)
                                       ==========   ==========
Weighted average shares outstanding:
  Basic and diluted                     5,148,383    4,829,291
                                       ==========   ==========

                 See accompanying summary of accounting policies
                        and notes to financial statements

                           Crown Equity Holdings Inc.
                (Formerly Micro Bio-Medical Waste Systems, Inc.)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2006 and 2005

                                                       2006       2005
                                                    ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(138,623)  $(45,848)
Adjustments to reconcile net deficit to cash used
  by operating activities:
      Provision for advances-related party                 --     20,000
      Common stock issued for services                 73,000         --
Net change in:
  Accounts payable - related party                     42,000         --
  Accounts payable                                     11,592      6,829
                                                    ---------   --------
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES         (12,031)   (19,019)
                                                    ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                          12,058         --
  Proceeds from advances - related party                   --     19,019
                                                    ---------   --------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES             12,058     19,019

NET INCREASE IN CASH                                       27         --
Cash, beginning of period                                  --         --
                                                    ---------   --------
Cash, end of period                                 $      27   $     --
                                                    =========   ========
NON-CASH ACTIVITIES:
Common stock issued for accounts payable            $ 182,000   $     --

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $      --   $     --
  Income taxes paid                                 $      --   $     --

                 See accompanying summary of accounting policies
                        and notes to financial statements

                           Crown Equity Holdings Inc.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2006 and 2005

                                Common stock      Additional
                             ------------------     paid in    Accumulated
                               Shares    Amount     capital      deficit       Total
                             ---------   ------   ----------   -----------   ---------
Balance, December 31, 2004   4,957,966    4,960    2,626,510    (2,853,801)   (222,331)
Cancelled shares              (133,501)    (136)         136            --          --
Net loss                            --       --           --       (45,848)    (45,848)
                             ---------   ------   ----------   -----------   ---------
Balance, December 31, 2005   4,824,465    4,824    2,626,646    (2,899,649)   (268,179)

Issuance of common stock
  for services                 500,000      500      254,500            --     255,000
Net loss                            --       --           --      (138,623)   (138,623)
                             ---------   ------   ----------   -----------   ---------
Balance, December 31, 2006   5,324,465   $5,324   $2,881,146   $(3,038,272)  $(151,802)
                             =========   ======   ==========   ===========   =========

                 See accompanying summary of accounting policies
                        and notes to financial statements

                           Crown Equity Holdings Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. (Formerly Micro Bio-Medical Waste Systems, Inc.) was incorporated in August 1995 in Nevada. Crown Equity is in the business of managing and acquiring subsidiary corporations.

Cash and Cash Equivalents

Crown Equity considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic and diluted net loss per share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Income Taxes

Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Crown Equity provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Recent Accounting Pronouncements

Crown Equity does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Crown Equity's results of operations, financial position or cash flow.

Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 financial statements.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity incurred recurring net losses of $138,623 and $45,848 in 2006 and 2005, respectively, has an accumulated deficit of $3,038,272 and a working capital deficit of $151,802 as of December 31, 2006. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

NOTE 3 - INCOME TAXES

Crown Equity is a member of its parent's consolidated tax group. However, income tax expense is calculated under the separate return method. Crown Equity uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2006, Crown Equity incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,066,000 at December 31, 2006, and will expire in the years 2020 through 2026.

The Company's valuation allowance increased by $6,870.

At December 31, 2006, deferred tax assets consisted of the following:

                              December 31,
                                  2006
                              ------------
Deferred tax asset:
  Net operating losses          $ 702,370
  Less: valuation allowance      (702,370)
                                ---------
Net deferred tax asset          $      --
                                =========

NOTE 4 - COMMON STOCK

In May 2006, 500,000 shares of common stock valued at $255,000 were issued for the extinguishment of $182,000 in debt to a related party for services performed in previous periods. Accordingly, the value of the stock issued to the related party was recorded as paid-in-capital and the value of the common stock in excess of the debt was recorded as expense.

NOTE 5 - RELATED PARTY TRANSACTIONS

Crown Equity neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest.

Legal services are provided by an officer of the company. For the years ended December 31, 2006 and 2005, Crown Equity recorded $42,000 and $14,500, respectively, in related party legal fees. In addition, $72,829 of additional compensation expense was recorded in connection with the issuance of common stock for the extinguishment of a $182,000 payable related to legal services previously provided.

Crown Equity advanced to Sanitec Services of Hawaii, Inc., a subsidiary of Crown Partners, Inc., the sum of $20,000, as part of the consideration to be paid to Crown Partners in connection with Crown Equity's planned purchase of the Sanitec subsidiary. In the event that the transaction had been consummated, the advance would have been credited toward the purchase price of $550,000. In July 2005, Sanitec ceased operations and Crown Equity will no longer proceed with this transaction. Due to the uncertainty of collections, Crown Equity has established an allowance for the full $20,000.

Crown Partners, Inc., the majority shareholder of Crown Equity, has advanced the sum of $101,607 to fund Crown Equity's operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

The Company engaged new accountants in August, 2006. Prior to engaging our previous auditor, we were audited by Malone & Bailey.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures we concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to expense recognition and issuances of our common stock. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                  Age   Positions Held and Tenure
-------------------   ---   ------------------------------
Harold Gewerter        52   Director since September, 2006
Steven Onoue           50   Director since July, 2002
Dr. Sadegh Salmassi    60   Director since November, 2003
Claudia Zaman          50   CEO, CFO since January, 2007

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

HAROLD GEWERTER. Mr. Gewerter is an attorney in private practice in Las Vegas, Nevada. Mr. Gewerter has been an attorney since 1979. Mr. Gewerter received his Bachelor of Arts and his Master of Arts from the University of Southern California. Mr. Gewerter received his law degree from Southwestern University School of Law and is licensed in the State of Nevada.

CLAUDIA ZAMAN. Ms. Zaman is an attorney in private practice and has represented the Company since 1999. Ms. Zaman holds a Bachelor of Arts in International Relations and a Bachelor of Science in Computer Science from Florida International University in Miami, Florida. Ms. Zaman received her law degree from the University of Denver and is licensed to practice law in California and Colorado. Ms. Zaman serves as CEO and CFO of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under "CRWP."

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

Item 10. Executive Compensation.

During fiscal 2006, and as of the date of the filing of this report, none of the Company's officers were paid compensation for their services as officers by the Company. In 2006, prior to becoming an officer of the Company, Ms. Zaman, presently CEO and CFO of the Company, was issued 500,000 shares of the Company's common stock as compensation for past due legal services totaling approximately $255,000. Ms. Zaman charges the Company for her legal services but does not accrue any salary or other compensation for serving as an officer of the Company, a position that she accepted in January, 2007. As of December 31, 2006, the Company was indebted to Ms. Zaman in the amount of $24,994 for legal services.

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

In August, 2005, the Company adopted the Micro Bio-Medical Waste Systems, Inc. Non-employee Directors, Advisors and Consultants Retainer Stock Plan for 2005. Under the Plan, 500,000 shares are reserved for issuance to non-employee directors, advisors and consultants. The Company registered the shares under the Plan and 500,000 shares were issued under the Plan in 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2006, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                   Position             Filed Reports
--------------------   ------------------   -------------
Charles Smith          CEO, CFO, Director   No
Steven Onoue           Director             No
Dr. Sadegh Salmassi    Director             No
Harold Gewerter        Director             No
Crown Partners, Inc.   Shareholder          No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 5,324,465 shares of the Company' common stock issued and outstanding on December 31, 2006. There are no preferred shares authorized. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

                              Number of Shares            Percent of
Names and Addresses          Owned Beneficially   Beneficially Owned Shares
--------------------------   ------------------   -------------------------
Steven Onoue (1)(2)                  16,668                  0.31%
27430 Riverside Lane
Valencia CA 91354

Sadegh Salmassi (1)(2)               10,000                  0.19%
27430 Riverside Lane
Valencia CA 91354

Harold Gewerter (1)                       0                  0.00%
27430 Riverside Lane
Valencia CA 91354

Crown Partners, Inc.(2)           3,407,941                 64.00%
27430 Riverside Lane
Valencia CA 91354

Claudia Zaman (1)(2)                382,866                  7.19%
27430 Riverside Lane
Valencia CA 91354

All directors and officers
as a group (4)                      409,534                  7.69%

(1) Denotes officer or director. Two directors, Mr. Onoue and Dr. Salmassi, are also officers and directors of Crown Partners, Inc. which is the majority shareholder of the Company.

(2) Two of the control persons of Crown Partners, Dr. Salmassi and Mr. Onoue, are directors of the Company. Ms. Zaman, an officer of the Company, is a control person of Crown Partners, serving as a director and officer. These persons have both investment and voting power for the 3,407,940 shares beneficially owned by Crown.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company is provided office space by an officer at no cost to the Company.

The Company received $45,520 from an unrelated third party in 2004 which was to be paid as a non-refundable deposit to Crown Partners, Inc., the majority shareholder of the Company, who had entered into an agreement with the Company in 2003 to sell Sanitec Services of Hawaii, Inc. to the Company. In return for the deposit, Crown agreed to allow the Company more time to raise the funds necessary to purchase SSH. The Company advanced $20,000 to SSH to fund its operations and Crown allowed the Company to retain the balance of the deposit to fund the Company's operations. The Company was unsuccessful in raising the funds necessary and SSH ceased operations in 2005. It is doubtful that the Company will be repaid the advance of $20,000 from SSH but the Company still owes $45,520 to Crown related to this transaction. At December 31, 2006, the total amount due to Crown Partners, Inc. was $101,607.

The Company owes $24,994 to Ms. Zaman, an officer of the Company, for legal services provided by her to the Company.

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm dated April 2, 2007

Balance Sheet for the Fiscal Year Ended December 31, 2006

Statements of Operations for the Years Ended December 31, 2006 and 2005

Statement of Stockholders' Deficit for the Years Ended December 31, 2006 and
2005

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 Notes to Financial Statements

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number    Description
-------   ----------------------------------------------------------------------
31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) There was one report filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWN EQUITY HOLDINGS INC.


April 13, 2007                          /s/ Claudia Zaman
                                        ----------------------------------------
                                        Claudia Zaman, CEO, CFO


April 13, 2007                          /s/  Steven Onoue
                                        ----------------------------------------
                                        Steven Onoue, Director


April 13, 2007                          /s/ Dr. Sadegh Salmassi
                                        ----------------------------------------
                                        Dr. Sadegh Salmassi, Director


April 13, 2007                          /s/ Harold Gewerter
                                        ----------------------------------------
                                        Harold Gewerter, Director