Form 10QSB
period 2007-03-31
MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
filed 2007-05-15
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-29935

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

Yes ☒     No ☐

As of May 9, 2007, there were 5,324,465 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings Inc.
BALANCE SHEETS
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS

Cash	$66	$27
Total assets	$66	$27

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$15,375	$25,228
Accounts payable - related party	40,351	24,994
Advances from related party	104,445	101,607
Note payable	12,700	-
Total liabilities	172,871	151,829

Stockholders’ deficit:
Common stock, $.001 par value, 500,000,000 shares authorized, 5,324,465 shares issued and outstanding	5,324	5,324
Additional paid in capital	2,881,146	2,881,146
Accumulated deficit	(3,059,275)	(3,038,272)
Total stockholders’ deficit	(172,805)	(151,802)
Total liabilities and stockholders’ deficit	$66	27

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating expenses:
General and administrative	$21,003	$8,920

Net loss	$(21,003)	$(8,920)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,324,465	4,824,465

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(21,003)	$(8,920)
Adjustments to reconcile net loss to cash provided by continuing operations:
Net change in:
Accounts payable and accrued expenses	(9,853)	8,920
Accounts payable - related party	15,357	-

Total cash flows provided by operating activities	(15,499)	-

Cash flows from financing activities
Advances from related party	2,838	-
Borrowings on debt	12,700	-

Total cash flows provided by financing activities	15,538	-

Net increase in cash	39	-
Cash, beginning of period	27	-
Cash, end of period	$66	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Equity Holdings Inc. (“Crown Equity”)have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2006 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2006 as reported on Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity incurred a net loss of $21,003 during the three months ended March 31, 2007, has an accumulated deficit of $3,059,275 and a working capital deficit of $172,805 as of March 31, 2007. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

 Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

OVERVIEW

Crown Equity Holdings Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We are currently seeking a suitable merger.

As of March 31, 2007, the Company had no employees.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006, we had no revenue and a net loss of $21,003 and $8,920, respectively. General and administrative expense increased $12,083 to $21,003 for the three months ended March 31, 2007 compared to the same period in 2006. This increase is primarily attributable to an increase in legal and accounting fees.

We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had minimal assets and liabilities of approximately $172,871. Shareholders' deficit for the three months ended March 31, 2007 was approximately $172,805. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

During the quarter ended March 31, 2007, the Company borrowed $12,700 from an unrelated third party. The loan is due April 1, 2008 and accrues interest at 12% per annum.

Our existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. As shown in the accompanying financial statements, Crown Equity incurred a net loss of $21,003 for the three months ended March 31, 2007, has an accumulated deficit of $3,059,275 and a working capital deficit of $172,805 as of March 31, 2007. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

EMPLOYEES

As of March 31, 2007, the Company had no employees.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures we concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Specifically, during the annual audit of our December 31, 2006 financial statements, our independent auditors identified deficiencies in our internal controls and disclosure controls related to expense recognition and issuances of our common stock. We are in the process of improving our internal controls in an effort to remediate these deficiencies through improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II

Items No. 1, 2, 3, 4 and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the quarter ended March 31, 2007.

(b) Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

By:	/s/ Claudia Zaman
Claudia Zaman, CEO, CFO

Date: May 14, 2007