Form 10QSB
period 2007-06-30
MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
filed 2007-08-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☒      No ☐

As of August 10, 2007 there were 53,244,650 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Crown Equity Holdings Inc.
BALANCE SHEETS
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS

Cash	$18	$27
Total assets	$18	$27

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$17,010	$25,228
Accounts payable - related party	53,583	24,994
Notes payable	12,700	-
Advances from related party	110,928	101,607
Total liabilities	194,221	151,829

Stockholders’ deficit:
Common stock, .001 par value, 500,000,000 shares authorized, 53,244,650 and 53,244,650 shares issued and outstanding, respectively	53,240	53,240
Additional paid in capital	2,833,730	2,833,730
Accumulated deficit	(3,081,173)	(3,038,772)
Total stockholders’ deficit	(194,203)	(151,802)
Total liabilities and stockholders’ deficit	$18	$27

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating expenses:
General and administrative	$21,398	$22,438	$42,401	$31,358

Net loss	$(21,398)	$(22,438)	$(42,401)	$(31,358)

Net loss per share:
Net loss basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	53,244,650	51,077,980	53,244,650	49,661,320

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(42,401)	$(31,358)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable	(8,218)	25,056
Accounts payable - related party	28,589	-
Cash flows used in operating activities	(22,030)	(6,302)

Cash flows from financing activities:
Net advances from a related party	9,321	6,302
Borrowing on debt	12,700	-
Cash provided by financing activities	22,021	6,302

Net decrease in cash	(9)	-
Cash, beginning of period	27	-
Cash, end of period	$18	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-
Non-cash flow information
Common stock issued for accounts payable	-	182,171

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2006 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2006 as reported on Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $42,401 during the six months ended June 30, 2007, has an accumulated deficit of $3,081,173 and a working capital deficit of $194,203 as of June 30, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - STOCK SPLIT

During the quarter ended June 30, 2007, we instituted a one-for-ten forward split of its common stock. All references to common stock and per share data have been retroactively restated to account for the one-for-ten forward stock split.

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

During the quarter ended June 30, 2007, we instituted a one-for-ten forward split of its common stock.

RESULTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006, we had no revenue and a net loss of $21,398 and $22,438, respectively. General and administrative expense decreased $1,040 to $21,398 for the three months ended June 30, 2007 compared to the same period in 2006.

For the six months ended June 30, 2007 and 2006, we had no revenue and a net loss of $42,401 and $31,358, respectively. General and administrative expense increased $11,043 to $42,401 for the six months ended June 30, 2007 compared to the same period in 2006. The increase is primarily attributable to increased accounting and legal expenses.

We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

We will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had minimal assets and we had liabilities of approximately $194,221. Shareholders' deficit as of June 30, 2007 was approximately $194,203. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

During the quarter ended March 31, 2007, we borrowed $12,700 from an unrelated third party. The loan is due April 1, 2008 and accrues interest at 12% per annum.

Our existing capital is not sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. As shown in the accompanying financial statements, we incurred a net loss of $42,401 for the six months ended June 30, 2007, has an accumulated deficit of $3,081,173 and a working capital deficit of $194,203 as of June 30, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

EMPLOYEES

As of June 30, 2007, we had no employees.

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

(a) No reports on Form 8-K were filed during the quarter ended June 30, 2007.

(b) Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

By /s/ Claudia Zaman
-----------------------------
Claudia Zaman, CEO, CFO

Date: August 10, 2007