Form 10QSB
period 2007-09-30
MICRO BIO-MEDICAL WASTE SYSTEMS, INC.
filed 2007-11-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 0-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

Nevada 33-0677140
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

9680 Tropicana Blvd. Suite 117, Las Vegas, Nevada 89147
(Address of principal executive offices)

 (702) 448-1543
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)
27430 Riverside Lane, Valencia, CA 91354

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒   No ☐

As of November 10, 2007 there were 53,244,650 shares of Common Stock of the issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Crown Equity Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS

Cash	$744	$27
Total assets	$744	$27

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$15,767	$25,228
Accounts payable - related party	72,268	24,994
Notes payable	12,700	-
Advances - other	116,812	101,607
Total liabilities	217,547	151,829

Stockholders’ deficit:
Common stock, .001 par value, 500,000,000 shares authorized, 53,244,650 shares issued and outstanding, respectively	53,240	53,240
Additional paid in capital	2,833,730	2,833,730
Accumulated deficit	(3,103,773)	(3,038,772)
Total stockholders’ deficit	(216,803)	(151,802)
Total liabilities and stockholders’ deficit	$744	$27

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating expenses:
General and administrative	$22,600	$13,190	$65,001	$44,548

Net loss	$(22,600)	$(13,190)	$(65,001)	$(44,548)

Net loss per share:
Net loss basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	53,244,650	53,244,650	53,244,650	53,244,650

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(65,001)	$(44,548)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable	(9,461)	35,646
Accounts payable - related party	47,274	-
Cash flows used in operating activities	(27,188)	(8,902)

Cash flows from financing activities:
Net advances from a related party	15,205	-
Borrowing on debt	12,700	8,902
Cash provided by financing activities	27,905	8,902

Net increase in cash	717	-
Cash, beginning of period	27	-
Cash, end of period	$744	$-

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2006 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2006 as reported on Form 10-KSB, have been omitted.

In July, 2007, Crown Equity formed a wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation. For the nine months ended September 30, 2007, CTS recorded no revenues and incurred $839 of general and administrative expenses. The consolidated financial statements include the accounts of Crown Equity and CTS. All significant intercompany transactions and balances have been eliminated.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $65,001 during the nine months ended September 30, 2007, have an accumulated deficit of $3,103,773 and a working capital deficit of $216,803 as of September 30, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements

NOTE 4 - NOTE PAYABLE

During the quarter ended March 31, 2007, we borrowed $12,700 from an unrelated third party. The loan is due April 1, 2008 and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum.

NOTE 5 - STOCK SPLIT

During the quarter ended June 30, 2007, we instituted a one-for-ten forward split of our common stock. All references to common stock and per share data have been retroactively restated to account for the one-for-ten forward stock split.

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

During the quarter ended September 30, 2007, we formed a wholly-owned subsidiary, Crown Trading Systems, Inc. ("CTS"), a Nevada corporation. We formed CTS for the purpose of building and selling computer systems for financial traders who are engaged in the business of Internet equity trading. We have developed a system that allows as many as 16 monitors to operate off of its system. We are presently working on increasing the number of monitors from 16 to 24.

As part of our business plan, we have engaged three independent contractors to perform this work for hire for our subsidiary. Additionally, we, through our subsidiary, have entered into reselling and license agreements with major Internet computer component companies which will allow us to engage in Internet commerce.

We are presently sharing office space with the Company's majority shareholder, Crown Partners, Inc., in Las Vegas, Nevada. We have agreed to pay half the rent to Crown Partners for this space, which will cost the Company approximately $423 a month. We believe that this space is sufficient for our needs at present. CTS's website is www.crowntradingsystems.com.

During the quarter ended June 30, 2007, we instituted a one-for-ten forward split of common stock.

RESULTS OF OPERATIONS

For the three months ended September 30, 2007 and 2006, we had no revenue and a net loss of $22,600 and $13,190, respectively. General and administrative expense increased $9,410 to $22,600 for the three months ended September 30, 2007 compared to the same period in 2006.

For the nine months ended September 30, 2007 and 2006, we had no revenue and a net loss of $65,001 and $44,548, respectively. General and administrative expense increased $20,453 to $65,001 for the nine months ended September 30, 2007 compared to the same period in 2006. The increase is primarily attributable to increased accounting and legal expenses as well as expenses incurred in the formation and operations of the Company's wholly-owned subsidiary, Crown Trading Systems, Inc., a Nevada corporation.

We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

We will attempt to carry out its business plan as discussed above; however, we cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had minimal assets, total liabilities of $217,547, shareholders' deficit of $3,103,773 and a negative working capital of $216,803. Further, there are no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

During the quarter ended March 31, 2007, we borrowed $12,700 from an unrelated third party. The loan is due April 1, 2008 and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum.

Our existing capital is not sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. As shown in the accompanying financial statements, we incurred a net loss of $65,001 for the nine months ended September 30, 2007, have an accumulated deficit of $3,103,773 and a working capital deficit of $216,803 as of September 30, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

EMPLOYEES

As of September 30, 2007, we had no employees.

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

PART II

Items No. 1, 2, 3, 4 and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) The Company filed two reports on Form 8-K, on August 23, 2007 and September 10, 2007, during the quarter ended September 30, 2007.

(b) Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

By:	/s/ Claudia Zaman
Claudia Zaman, CEO, CFO

Date: November 14, 2007