Form 10KSB
period 2007-12-31
Crown Equity Holdings, Inc.
filed 2008-04-21
CIK 1103833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of Registrant as specified in its charter)

Nevada	33-0677140
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9680 West Tropicana Avenue, Las Vegas, NV 89148
(Address of principal executive offices)(Zip Code)

Company’s telephone number, including area code: (702) 448-1543

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

The number of shares outstanding of the Company’s $.001 Par Value Common Stock, as of December 31, 2007 were 68,572,984. The aggregate number of shares of the voting stock held by non-affiliates on April 10, 2008 was 22,629,092 The market value of these shares, computed by reference to the market closing price on April 17, 2008 was $2,262,909. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. BUSINESS

A) General

Crown Equity Holdings Inc. formerly known as Micro Bio-Medical Waste Systems, Inc. (the “Company”) was incorporated on August 31, 1995 as “Visioneering Corporation” under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. None of the proposed business activities for which the Company’s name was changed produced any revenues or created any appreciable business activities for the Company.

In 2007, the Company, through its wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell and produce computer systems which are capable of running multiple monitors from one computer. At present, CTS is able to run 16 monitors off one CPU. In late 2007, CTS began to attend trade shows and starting selling these systems. In 2007, CTS had gross revenues of approximately $14,000 from the sales of systems.

Additionally, CTS has entered into reseller and distribution agreements with over 30 wholesale and retail computer components to sell their products on CTS’s website, www.crowntradingsystems.com.

The Company is offering its services to companies or individuals looking to go public in the United States. It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields.

In December, 2007, the Company issued ten million shares to Crown Partners, Inc. in satisfaction of approximately $145,000 in advances from Crown Partners. Additionally, the Company issued 1,040,000 shares to shareholders, who included two directors of the Company, who invested $104,000 to fund the Company’s operations in December 2007. An additional 4,288,334 shares were issued in December 2007 as compensation to consultants, officers and directors.

The Company’s office is located at 9680 West Tropicana, Suite 117, Las Vegas, Nevada 89147.

As of December 31, 2007, the Company had no employees but was utilizing the services of independent contractors and consultants.

Item 2. Properties.

The Company presently shares office space at a cost of $845 per month with its majority shareholder, Crown Partners, Inc. The Company entered into this lease in August 2007 and it expires in July 2007. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

In December 2007, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 5,000,000,000 from 500,000,000. Additionally, the shareholders ratified and approved the adoption of the 2007 Consultant and Employee Services Plan which reserves ten million shares for issuance to consultants, employees, officers and directors.

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol “CRWE” and CUSIP #22834M107. The Company’s stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2007, the Company had 68,572,984 shares of its common stock issued and outstanding, of which 22,629,092 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2007.

Period	High Bid	Low Bid
1st Qtr 2007	.06	.03
2nd Qtr 2007	.10	.03
3rd Qtr 2007	.35	.05
4th Qtr 2007	.48	.12

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2007, the Company estimates there are 50 “holders of record” of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 5,000,000,000 shares of common stock, par value $.001.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company’s will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2007 and 2006 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

Since the agreements described above, the Company has financed its activities through the distribution of equity capital, including private placements of its common stock resulting in the Company raising capital of $853,494 from 1995 to the present. The Company used the proceeds from these offerings to fund its proposed operations, to pay salaries, to pay general and administrative expenses and any necessary expenses.

The Company entered into an agreement to acquire Sanitec™ Services of Hawaii, Inc. ("SSH") from its majority shareholder, Crown Partners, in November, 2003. The Company was unable to secure the funding necessary to complete this transaction and SSH ceased operations in May, 2005. The Company paid a non-refundable deposit to Crown Partners of $45,520, of which $20,000 was advanced to SSH and Crown allowed the Company to the retain the remaining $25,520 to pay the Company's obligations. The Company issued shares of its common stock in restricted form to Crown in December 2007, which cancelled this debt.

The Company will attempt to carry out its business plan as discussed below. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders’ equity other than receipts of proceeds from offerings of its capital stock. The Company received $230,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised $158,354 from the issuance of 7,200,000 shares of the Company’s common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. In December 2007, the Company raised an additional $104,000 from shareholders. The Company’s balance sheet as of December 31, 2007 reflects very limited assets and substantial liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At December 31, 2007, the Company had negative working capital of approximately $104,000 which consisted of current assets of approximately $63,000 and current liabilities of approximately $167,000. The current liabilities of the Company at December 31, 2007 are composed primarily of accounts payable of $18,033, accounts payable to a related party for legal expenses of approximately $70,897, a note payable of $12,700, a note payable from a related party of $36,875 and advances from related parties of $28,871.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company needs to pay for its proposed acquisition of SSH and will need additional capital to fund that proposed operation.

NEED FOR ADDITIONAL FINANCING

The Company’s existing capital is not sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. It is anticipated that Crown Partners will likely continue to advance the funds necessary to insure that the Company is able to meet its reporting obligations under the 1934 Act and that these loans will be repaid either when the Company’s business begins to generate sufficient revenues. However, Crown Partners has not agreed in writing to provide these funds and can only provide these funds to the extent that it has available funds to loan to the Company.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company is presently inactive and since inception has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of proceeds from offerings conducted under Rule 504 of Regulation D. The Company’s balance sheet as of December 31, 2007 reflects minimal assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2007, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the year ended December 31, 2007, the Company had revenues of $14,003 compared to no revenues for the year ended December 31, 2006. For the year ended December 31, 2007, the Company had general and administrative expenses of $3,002,369 and a net loss of $2,988,366. For the year ended December 31, 2006, the Company had general and administrative expenses of $138,623 resulting in a net loss of $138,623. The difference in expenses between the two periods resulted from the Company's increased expenses in beginning operations in 2007 as well as the issuance of stock as compensation to consultants, officers and directors in 2007. An additional factor is the increased cost of complying with its reporting obligations. The net loss per share was $.06 and $.00, respectively, for the years ended December 31, 2007 and 2006.

As of December 31, 2007, the Company had assets of $131,708 and current liabilities of $167,376. Shareholders’ deficit as of December 31, 2007 was $35,668 compared to shareholders’ deficit of $151,802 at December 31, 2006. Liabilities decreased in 2007 due to the Company issuing stock as payment for certain account payables as well as raising capital through the sale of stock.

The Company anticipates that until its business operations increase along with revenues, the revenues generated will not be sufficient to pay the Company’s expenses and the Company will operate at a loss for the foreseeable future.

Item 7. Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Office and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007

Item 8B  Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Arnulfo Saucedo	35	CEO, Director since February, 2008

Steven Onoue	51	Director since July, 2002

Dr. Sadegh Salmassi	61	Director since November, 2003

Montse Zaman	32	Secretary, CFO since February, 2008

The Directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Director except that Arnulfo Saucedo and Montse Zaman are brother and sister.

The Directors and Officers of the Company will devote their time to the Company’s affairs on an “as needed” basis. As a result, the actual amount of time which each will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

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

Mr. Onoue is an officer and director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

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

Dr. Salmassi is a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

ARNULFO SAUCEDO. Mr. Saucedo is a business man and developer and is self-employed. Mr. Saucedo is the brother of Montse Zaman.

Mr. Saucedo is a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

MONTSE ZAMAN, Montse Zaman is an administrative assistant for Crown Partners, Inc. and Crown Equity Holdings, Inc. She also works for Zaman & Company as an administrative assistant. She has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexcio

Mrs. Zaman is an officer of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

CONFLICTS OF INTEREST

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company’s Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officers and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officers and Directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 10. Executive Compensation.

During fiscal 2007, and as of the date of the filing of this report, none of the Company’s officers were paid compensation for their services as officers by the Company.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-in-control of the Company or a change in such executive officer’s responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2007, no shares had been issued under the Plan.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual named above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with the Company, or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2007, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports
Steven Onoue	Director	No
Dr. Sadegh Salmassi	Director	No
Crown Partners, Inc.	Shareholder	No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 68,572,984 shares of the Company' common stock issued and outstanding on December 31, 2007. There are no preferred shares authorized. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)(2)	116,668	0.17%
9680 W Tropicana #117
Las Vegas NV 89147

Sadegh Salmassi (1)(2)	210,000	0.31%
9680 W Tropicana #117
Las Vegas NV 89147

Arnulfo Saucedo (1)(2)	0	0.00%
9680 W Tropicana #117
Las Vegas NV 89147

Montse Zaman (1)(2)	1,500,000	2.19%
9680 West Tropicana #117
Las Vegas NV 89147

Crown Partners, Inc.(2)	44,117,224	64.34%
9680 W Tropicana #117
Las Vegas NV 89147

All directors and officers as a group (4)	1,826,668	2.65%

(1) Denotes officer or director. All officers and directors are also officers and directors of Crown Partners, Inc. which is the majority shareholder of the Company.

(2) Three of the control persons of Crown Partners, Dr. Salmassi, Mr. Saucedo and Mr. Onoue, are directors of the Company. Mrs. Zaman, an officer of the Company, is a control person of Crown Partners, serving as an officer. These persons have both investment and voting power for the 44,117,224 shares beneficially owned by Crown.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

In December, 2007, the Company issued ten million shares to Crown Partners, Inc. in satisfaction of approximately $145,000 it owed to Crown Partners, its majority shareholder.

In December, 2007, the Company issued 100,000 shares of its common stock each for services provided by Dr. Salmassi and Mr. Onoue, directors of the Company. The Company also issued 1,000,000 to Mrs. Zaman for services. The Company issued an additional 3,088,334 shares of its common stock to consultants and advisors in December, 2007.

In the last quarter of 2007, the Company sold 1,040,000 shares of its common stock to four shareholders for $.10 per share. These shareholders included Claudia Zaman, a former officer and director, who invested $50,000 and Dr. Salmassi, a director, who invested $10,000. The proceeds were used to pay the Company’s operating expenses.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number	Description
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) There was no reports filed on Form 8-K during the fourth quarter of the Company’s fiscal year ended December 31, 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

April 18, 2008	/s/ Arnulfo Saucedo
Arnulfo Saucedo, CEO, Director

April 18, 2008	/s/ Montse Zaman
Montse Zaman, CFO

April 18, 2008	/s/ Steven Onoue
Steven Onoue, Director

April 18, 2008	/s/ Dr. Sadegh Salmassi
Dr. Sadegh Salmassi, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Crown Equity Holdings Inc.
Valencia, California

We have audited the accompanying consolidated balance sheet of Crown Equity Holdings Inc. as of December 31, 2007, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Crown Equity Holdings Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that ours audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings Inc. as of December 31, 2007 and the results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Crown Equity Holdings Inc.
will continue as a going concern. As discussed in Note 2 to the financial statements, Crown Equity Holdings Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
April 18, 2008

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

Current assets
Cash	$48,952
Accounts Receivable	14,003
Total current assets	62,955

Fixed Assets
Equipment, net of accumulated depreciation	68,753
Total Assets	$131,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,033
Accounts payable - related party	70,897
Advances from related party	28,871
Note payable - related party	36,875
Note payable	12,700
Total current liabilities	167,376

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 5,000,000,000 shares authorized,
68,572,984 shares issued and outstanding	68,573
Additional-paid-in-capital	5,922,397
Accumulated deficit	(6,026,638)
Total Stockholders’ Deficit	(35,668)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$131,708

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006
Revenue:
Revenue	$14,003	$-

Expenses:
General and administrative	3,002,369	138,623

Net loss	$(2,988,366)	$(138,623)

Net loss per share:	$(0.06)	$(0.00)
Net loss basic and diluted

Weighted average shares outstanding:
Basic and diluted	53,768,655	51,483,830

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
Years Ended December 31, 2007 and 2006

			Additonal
	Common Shares		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	48,244,650	$48,245	$2,583,225	$(2,899,649)	$(268,179)

Issuance of common stock for services	5,000,000	5,000	250,000		255,000
Net loss				(138,623)	(138,623)

Balance, December 31, 2006	53,244,650	53,245	2,833,225	(3,038,272)	(151,802)

Stock sold for cash	1,040,000	1,040	102,960		104,000
Issuance of common stock for services	4,288,334	4,288	896,212		900,500
Issuance of common stock for services & debt	10,000,000	10,000	2,090,000		2,100,000
Net loss				(2,988,366)	(2,988,366)

Balance, December 31, 2007	68,572,984	$68,573	$5,922,397	$(6,026,638)	$(35,668)

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,988,366)	$(138,623)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciaiton Expense	7,380	-
Common Stock issued for Services	2,855,500	73,000
Net Change in:
Accounts receivable	(14,003)	-
Accounts payable and accrued expenses	(7,195)	11,592
Accounts payable - related party	45,904	42,000
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(100,780)	(12,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(76,134)	-
TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES	(76,134)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	72,264	12,058
Note payable - related party	36,875	-
Proceeds from note payable	12,700	-
Proceeds for sale of stock	104,000	-
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	225,839	12,058

Net Increase (Decrease) in Cash	48,925	27
Cash, beginning of period	27	-
Cash, end of period	$48,952	$27

See summary of significant accounting policies and notes to financial statements.

Crown Equity Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. (”Crown Equity”) was incorporated in August 1995 in Nevada. Crown Equity is in the business of managing and acquiring subsidiary corporations.

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

Revenue recognition

Crown Equity recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped.

Property and equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2007 or 2006.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity incurred recurring net losses, has an accumulated deficit and a working capital deficit as of December 31, 2007. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

2007
Computer equipment	$76,134
Less: accumulation depreciation	(7,381)
Net property and equipment	$68,753

Depreciation expense totaled $7,380 and $0 for the years ended December 31, 2007 and 2006.

NOTE 4 - NOTE PAYABLE

During the quarter ended March 31, 2007, we borrowed $12,700 from an unrelated third party. The loan is unsecured, due April 1, 2008 and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum.

NOTE 5 - INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For Federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes. The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2007 are as follows:

12/31/07
Deferred tax assets attributable to:
Prior years	$702,370
Tax benefit (liability) for current year	43,404

Total Deferred Tax Benefit	$745,774

Valuation Allowance	$(745,774)

Net Deferred Tax Benefit	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2007.

NOTE 6 - COMMON STOCK

In May 2006, 5,000,000 shares of common stock valued at $255,000 were issued for the extinguishment of $182,000 in debt to a related party for services performed in previous periods. Accordingly, the value of the stock issued to the related party was recorded as paid-in-capital and the value of the common stock in excess of the debt was recorded as expense.

During the quarter ended June 30, 2007 the Company instituted a ten-for-one forward split of our common stock. All references to common stock and per share data have been retroactively restated to account for the ten-for-one forward stock split as if it occurred on the first day of the first period presented.

In December 2007, 10,000,000 shares of common stock valued at $2,100,000 were issued for the extinguishment of $145,000 in debt to a related party for advances made in previous periods. Accordingly, the value of the stock issued to the related party was recorded as paid-in-capital and the value of the common stock in excess of the debt was recorded as expense.

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2007, no shares had been issued under the Plan.

In 2007, the Company sold 1,040,000 shares of common stock for cash.

In 2007, the Company issued 4,288,334 shares of common stock valued at $900,500 for services.

NOTE 7 - RELATED PARTY TRANSACTIONS

Crown Equity neither owns nor leases any real or personal property. The Company shares office space with its parent company. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

Legal services are provided by a related party of the company. For the years ended December 31, 2007 and 2006, Crown Equity recorded $60,500 and $42,000, respectively, in related party legal fees. As of December 31, 2007, $70,897 was outstanding for legal services. In addition, in 2006, $72,829 of additional compensation expense was recorded in connection with the issuance of common stock for the extinguishment of a $182,000 payable related to legal services previously provided.

In 2007, $18,000 was paid to a related party consultant.

Crown Partners, Inc., the majority shareholder of Crown Equity, has advanced the sum of $19,910 and $101,607 to fund Crown Equity's operations with a balance of $28,871 due at December 31, 2007.

During December 2007, Crown Equity’s Chief Financial Officer advanced the company $60,500 for the purchase of fixed assets. As of December 31, 2007, $36,875 is outstanding.

NOTE 8 - MAJOR CUSTOMERS

In 2007 of 100% of revenues was from three customers. In 2006, Crown had no revenues.