Form 10-Q
period 2008-03-31
Crown Equity Holdings, Inc.
filed 2008-05-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

Nevada 33-0677140
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

9680 W. Tropicana Suite 113, Las Vegas NV 89147
(Address of principal executive offices)

(702) 448-1543
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

Yes ☒     No:

As of May 9, 2008, there were 68,572,984 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings Inc.
BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash	$6,959	$48,952
Accounts Receivable	14,003	14,003
Total current assets	20,962	62,955
Fixed Assets
Equipment (net)	62,408	68,753
Total Assets	$83,370	$131,708

Liabilities & Stockholder's Deficit

Current liabilities
Accounts payable and accrued expenses	$18,475	$18,033
Accounts payable - related party	70,897	70,897
Advances from related parties	40,680	28,871
Note payable - related party	26,875	36,875
Note payable	12,700	12,700
Total current liabilities	169,627	167,376

Contingencies & commitments	-	-

Stockholder's Deficit

Common stock, $.001 par value, 5,000,000,000 shares authorized,
68,572,984 shares issued and outstanding	68,573	68,573
Additional-paid-in-capital	5,922,397	5,922,397
Accumulated deficit	(6,077,227)	(6,026,638)
Total stockholder's Deficit	(86,257)	(35,668)
Total Liabilities & Stockholders's Deficit	$83,370	$131,708

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
Three month periods ended March 31, 2008 and March 31, 2007
(unaudited)

	2008	2007
Revenue:
Service revenue	$572	$-
	572	-
Expenses:
General and administrative	51,161	21,003
Net loss	$(50,589)	$(21,003)

Net loss per share (basic and diluted):	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted):	68,572,984	53,244,650

See accompanying notes to the financial statements

Crown Equity Holdings Inc.
STATEMENTS OF  CASH FLOWS
Three month periods ended March 31, 2008 and March 31, 2007
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,589)	$(21,003)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation Expense	6,345	-
Net Change in:
Accounts payable and accrued expenses	442	(9,853)
Accounts payable - related party	-	15,357
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(43,802)	(15,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	11,809	2,838
Borrowings on debt	-	12,700
Payments on note payable - related party	(10,000)	-
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,809	15,538

Net Increase (Decrease) in Cash	(41,993)	39
Cash, beginning of period	48,952	27
Cash, end of period	$6,959	$66

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

Crown Equity Holdings Inc.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2007 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2007 as reported on Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss during the three months ended March 31, 2008, have an accumulated deficit and a working capital deficit as of March 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - NOTE PAYABLE

During the quarter ended March 31, 2007, we borrowed $12,700 from an unrelated third party. The loan is due April 1, 2008 and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum. This loan is currently in default.

NOTE 4 - RELATED PARTY TRANSACTIONS

Legal services are provided by a related party of the company. As of March 31, 2008, $70,897 was outstanding for legal services.

Crown Partners, Inc., the majority shareholder of Crown Equity, has advanced $21,500 to fund Crown Equity's operations for the three months ended March 31, 2008 and Crown Equity repaid $20,0000 with an outstanding balance of $30,371 remaining under advances from related party as of March 31, 2008.

During December 2007, Crown Equity’s Chief Financial Officer loaned the company $60,500 for the purchase of fixed assets. As of March 31, 2008, $26,875 is outstanding and is shown as Note Payable - related party in the accompanying financial statements. During the three months, $10,309 was advanced to Crown Equity to pay for current expenses. The $10,309 is recorded under advances from related party.

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

In 2007, the Company, though its wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell, and produce computer systems which are capable are running multiple monitors from one computer. At present, CTS is able to run 16 monitors off one CPU. In late, 2007, CTS began to attend trade shows and started selling these systems. For the three months ended March 31, 2008, CTS had gross revenues of approximately $572 from the sales of systems.

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

The Company’s office is located at 9680 West Tropicana, Suite 117, Las Vegas, Nevada 89147.

As of March 31, 2008, the Company had no employees but was utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007, we had revenues of $572 and $0, respectively, for a net loss of $50,589 and $21,003, respectively. General and administrative expense increased $30,158 to $51,161 for the three months ended March 31, 2008 compared to the same period in 2007. This increase is primarily attributable to the Company’s commencing operations as well as increases in legal and accounting fees.

The Company will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had current assets of $20,962 and current liabilities of approximately $169,627, resulting in a working capital deficit of $148,665. Shareholders' deficit as of March 31, 2008 was approximately $86,257. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Our existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. As shown in the accompanying financial statements, Crown Equity incurred a net loss of $50,589 for the three months ended March 31, 2008, has an accumulated deficit of $6,077,227 and a working capital deficit of $148,665 as of March 31, 2008. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

EMPLOYEES

As of March 31, 2008, the Company had no employees.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures we concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II

Items No. 1, 2, 3, 4 and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) There were two reports on Form 8-K filed during the quarter ended March 31, 2008, one dated February 27, 2008 and one dated March 30, 2008.

(b) Exhibits

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

By /s/ Arnulfo Saucedo
Arnulfo Saucedo, CEO

By /s/ Montse Zaman
Montse Zaman, CFO

Date: May 14, 2008