Form 10-Q
period 2008-06-30
Crown Equity Holdings, Inc.
filed 2008-08-13
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes : X No:

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 11, 2008, there were 68,699,632 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31
	2008	2007
Current assets
Cash	$1,127	$48,952
Accounts Receivable	14,004	14,003

Total current assets	15,131	62,955

Fixed Assets
Equipment, net of accumulated depreciation	56,063	68,753

Total Assets	$71,194	$131,708

Current liabilities
Accounts payable and accrued expenses	$39,384	$18,033
Accounts payable - related party	55,897	70,897
Advances from related parties	77,350	28,871
Note payable - related party	26,875	36,875

Note payable	12,700	12,700

Total current liabilities	212,206	167,376

Common stock, $.001 par value, 5,000,000,000 shares authorized, 68,699,632 and 68,572,984 shares issued and outstanding, respectively	68,700	68,573
Additional-paid-in-capital	5,986,404	5,922,397
Accumulated deficit	(6,196,116)	(6,026,638)

Total stockholders’ deficit	(141,012)	(35,668)

Total Liabilities & Stockholders' Deficit	$71,194	$131,708

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ending		Six months ending
	June 30		June 30
	2008	2007	2008	2007
Revenue:
Service revenue	$10,549	$--	$11,121	$--

Cost of goods sold	13,677	--	13,677	--

Gross margin	(3,128)	--	(2,556)	--

Expenses:

General and administrative	114,811	21,398	165,972	42,401

Net operating loss	(117,939)	(21,398)	(168,528)	(42,401)

Other income(expense)
Interest	(950)	--	(950)	--
Total other expense	(950)	--	(950)	--

Net loss	$(118,889)	$(21,398)	$(169,478)	$(42,401)

Net loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted):	68,429,558	53,244,650	68,501,491	53,244,650

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six month periods ended June 30
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,478)	$(42,401)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation Expense	12,690	-
Stock based compensation	64,134	--
Net Change in:
Accounts payable and accrued expenses	21,350	(8,218)
Accounts payable - related party	(15,000)	28,589
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(86,304)	(22,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	48,479	9,321
Borrowing on debt related party	-	12,700
Payments on note payable - related party	(10,000)	--
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	38,479	22,021

Net Decrease in Cash	(47,825)	(9)
Cash, beginning of period	48,952	27
Cash, end of period	$1,127	$18

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Crown Equity Holdings, Inc. ("Crown Equity") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's December 31, 2007 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2007 as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss during the six months ended June 30, 2008, have an accumulated deficit and a working capital deficit as of June 30, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - NOTE PAYABLE

On March 30, 2007, the Company borrowed $12,700 from an unrelated third party. The loan was due April 1, 2008, is unsecured and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum. This loan is in default with an accrued interest of $ 950 as of June 30, 2008.

NOTE 4 - RELATED PARTY TRANSACTIONS

Legal services are provided by a related party of the company. As of June 30, 2008, $55,896 was outstanding for legal services.

Crown Partners, Inc., the majority shareholder of Crown Equity, has advanced $35,557 to fund Crown Equity's operations for the six months ended June 30, 2008 and Crown Equity repaid $20,000 with an outstanding balance of $55,896 remaining under advances from related party as of June 30, 2008.

During December 2007, Crown Equity’s Chief Financial Officer loaned the company $60,500 for the purchase of fixed assets. As of June 30, 2008, $26,875 is outstanding and is shown as Note Payable - related party in the accompanying financial statements.

During the six months, $10,309 was advanced to Crown Equity to pay for current expenses. The $10,309 is recorded under advances from Crown Partners; which totals $77,350 as of June 30, 2008.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the period ending June 30, 2008, the Company issued 100,000 shares of common stock to a related individual for services with a total value of $ 15,000. The Company issued 336,668 to four non related individuals for service rendered with a total value of $ 49,134.

The Company cancelled 310,020 shares of common stock that had been issued to four former officers and directors of the Company and accounted for them as repurchased for no consideration.

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

In 2007, the Company, though its wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell, and produce computer systems which are capable are running multiple monitors from one computer. At present, CTS is able to run 16 monitors off one CPU. In late, 2007, CTS began to attend trade shows and started selling these systems. For the six months ended June 30, 2008, CTS had gross revenues of approximately $11,121 from the sales of systems and the reseller distribution of computer components.

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

The Company’s office is located at 9680 West Tropicana, Suite 117, Las Vegas, Nevada 89147.

As of June 30, 2008, the Company had no employees but was utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

A. Revenue

For the six months ended June 30, 2008 and 2007, we had revenues of $11,121 and $0, respectively, for a net loss of $169,477 and $42,401, respectively. During the three months period ending June 30, 2008 and 2007 the Company had revenue of $10,549 and zero with a net loss of $ 118,888 and $ 21,398, respectively.

B.  General and Administrative Expense

General and administrative expense for the six months ended June 30, 2008 was $ 165,972 compared to $ 42,401 for the same period in 2007. During the three months period ending June 30, 2008 the Company incurred general and administrative expenses of $ 114,810 and $21,398, respectively. The increases are primarily attributable to the Company’s commencing operations as well as increases in legal and accounting fees.

C.  Depreciation.

Depreciation for the three months and six months periods ended June 30, 2008 and 2007 was $6,345 and $ 12,690 in 2008 and zero in both periods in 2007. The depreciation is attributable to the fixtures and equipment owned by the Company.

D.  Interest Expense.

The Company incurred interest charges of $950 during the three and six months ended June 30, 2008 and zero for the same periods in 2007, respectively.

E. Net Loss.

The Company reported a net loss of $118,888 for the three months and $ 169,477 for the six months ended June 30, 2008 as compared to a net loss of $21,398 for the three months and $42,401 for the six months ended June 30, 2007. The higher loss was attributed to the higher general and administrative expense incurred in 2008 over 2007 as part of the start up of its present operations.

The Company will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company’s operating results include:

•      market acceptance of and changes in demand for products and services;
•      a small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, and revenue could decline because of delays in customer orders or the failure to retain customers;
•       gain or loss of clients or strategic relationships;
•       announcement or introduction of new services and products by the Company or by its competitors;
•       price competition;
•       the ability to upgrade and develop systems and infrastructure to accommodate growth;
•       the ability to introduce and market products and services in accordance with market demand;
•       changes in governmental regulation; and
•        reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, could have a material adverse effect on the Company’s business and prospects.

Operating Activities.

The net cash used in operating activities was $86,304 or the six months ended June 30, 2008 compared to net cash used of $22,030 for the six months ended June 30, 2007. The increase is due primarily to the larger loss in 2008 verses 2007.

Investing Activities.

Net cash used in investing activities was zero for the three months period ending June 30, 2008 and zero for the same period ending June 30, 2007.

Financing Activities.

Net cash provided by financing activities was $38,479 for the six month period ending June 30, 2008 and $22,021 for the same period ending June 30, 2007. Financing activities for the period ending June 30, 2008 were higher due to a combination of stock issued for debt and advances from related parties.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had current assets of $15,131 and current liabilities of approximately $212,205, resulting in a working capital deficit of $197,074. Shareholders' deficit as of June 30, 2008 was approximately $141,011. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Our existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. As shown in the accompanying financial statements, Crown Equity incurred a net loss of $169,477 for the six months ended June 30, 2008, has an accumulated deficit of $6,196,115 and a working capital deficit of $197,074 as of June 30, 2008. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

EMPLOYEES

As of June 30, 2008, the Company had no employees.

ITEM 3. CONTROLS AND PROCEDURES

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Within the 90 days prior to the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was done under the supervision and with the participation of the Company’s president. Based upon that evaluation, he concluded that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 1A. RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities during the period ending March 31, 2008:

(a) On April 4, 2008, the Company issued 336,668 shares of common stock to four individuals for service. The shares were valued at a total of $49,134 ($0.14 per share).

No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a “sophisticated” or “accredited” investor as defined in Rule 502 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

There were two reports on Form 8-K filed during the quarter ended June 30, 2008, one dated February 27, 2008 and one dated March 30, 2008

ITEM 6. EXHIBITS

EXHIBIT 31.1 Certification of Principal Executive Officer and Principal Financial Officer

EXHIBIT 32 Certification of Compliance to Sarbanes-Oxley

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

By /s/ Ken Bosket

Ken Bosket, Principal Executive Officer

By /s/ Montse Zaman
Montse Zaman, Principal Financial Officer

Date: August 13, 2008