Form 10-Q
period 2008-09-30
Crown Equity Holdings, Inc.
filed 2008-11-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

Nevada 33-0677140
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

9663 Saint Claude, Las Vegas Nevada 89148
(Address of principal executive offices)

 (702) 448-1543
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes : ☒  No: ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of October 31, 2008, there were 69,199,632 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

Current assets
Cash	$963	48,952
Accounts Receivable	-	14,003
Total current assets	963	62,955

Fixed Assets
Equipment, net	49,718	68,753

Total Assets	$50,681	131,708

Current liabilities
Accounts payable and accrued expenses	$44,569	18,033
Accounts payable - related party	55,897	70,897
Advances from related parties	88,005	28,871
Note payable - related party	43,075	36,875
Accrued salaries- related parties	23,000	—
Note payable	12,700	12,700
Total current liabilities	267,246	167,376

Contingencies & commitments	-

Common stock, $.001 par value, 5,000,000,000 shares authorized, 69,199,632 and 68,572,984 shares issued and outstanding	69,200	68,572
Additional-paid-in-capital	6,030,907	5,922,397
Accumulated deficit	(6,316,672)	(6,026,638)
Total stockholders’ deficit	(216,565)	(35,668)
Total Liabilities & Stockholders' Deficit	$50,681	131,708

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ending		Nine months ending
	September 30		September 30
	2008	2007	2008	2007
Revenue:
Service revenue	$—	$—	$6,273	$—
Returns	(5,366)	—	—	—
Cost of goods sold	—	—	(13,159)	—

Expenses:
General and administrative	115,189	22,600	283,147	65,001

Net loss	$(120,555)	$(22,600)	$(290,033)	$(65,001)

Net loss per share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted):	68,933,328	53,244,650	68,657,436	53,244,650

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine month periods ended September 30
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(290,033)	$(65,001)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation Expense	19,035	-
Stock based compensation	94,137	—
Net Change in:
Accounts receivable	14,004	—
Accounts payable and accrued expenses	26,537	(9,461)
Accounts payable - related party	—	47,274
Accrued expense-related parties	23,000	—
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(113,323)	(27,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	59,134	15,205
Notes Payable	6,200	12,700
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	65,334	27,905

Net Increase (Decrease) in Cash	(47,989)	717
Cash, beginning of period	48,952	27
Cash, end of period	$963	$744

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-
NONCASH TRANSACTION
Common stock issued for accounts payable	$15,000

The accompanying notes are an integral part of the unaudited financial statements

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss during the nine months ended September 30, 2008, have an accumulated deficit and a working capital deficit as of September 30, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - NOTE PAYABLE

On March 30, 2007, the Company borrowed $12,700 from an unrelated third party. The loan was due April 1, 2008 and accrues interest at 12% per annum. Amounts outstanding under this agreement subsequent to April 1, 2008 are subject to interest at 18% per annum. This loan is in default with an accrued interest of $1,994 as of September 30, 2008.

NOTE 4 - RELATED PARTY TRANSACTIONS

Legal services are provided by a related party of the company. As of September 30, 2008, $55,897 was outstanding for legal services.

Crown Partners, Inc., the majority shareholder of Crown Equity, has advanced a net of $ 88,005 to fund Crown Equity's operations for the nine months ended September 30, 2008.

During December 2007, Crown Equity’s Chief Financial Officer loaned the company $60,500 for the purchase of fixed assets. As of September 30, 2008, $43,075 is outstanding and is shown as Note Payable – related party in the accompanying financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the nine months ending September 30, 2008, Crown Equity issued 600,000 shares of common stock to two related individual for a total value of $60,000. Of the $60,000 issuance, $45,000 was issued for services and $15,000 was for settlement of prior year accounts payable. The Company issued 336,668 to four non related individuals for service rendered with a total value of $49,134.

Crown Equity cancelled 310,020 shares of common stock that had been issued to four former officers and directors of the Company and accounted for them as repurchased for no consideration.

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

In 2007, the Company, though its wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell, and produce computer systems which are capable are running multiple monitors from one computer. At present, CTS is able to run 16 monitors off one CPU. In late, 2007, CTS began to attend trade shows and started selling these systems. For the nine months ended September 30, 2008, CTS had net revenues of approximately $6,273 from the sales of systems and the reseller distribution of computer components.

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

The Company’s office is located at 9680 West Tropicana, Suite 117, Las Vegas, Nevada 89147.

As of September 30, 2008, the Company had no employees but was utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

A. Revenue

For the nine months ended September 30, 2008 and 2007, we had revenues of $6,273 and $0, respectively, for a net loss of $290,033 and $65,001, respectively. During the three months ending September 30, 2008 and 2007 the Company had sales returns of $4,848 and zero with a net loss of $120,555 and $22,600, respectively. The sales returns are related to sales from the previous two quarters. There were no sales in the quarter ending September 30, 2008.

B. General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2008 was $262,118 compared to $65,001 for the same period in 2007. During the three months period ending September 30, 2008 the Company incurred general and administrative expenses of $107,800 and $22,600, respectively. The increases are primarily attributable to the Company’s commencing operations as well as increases in legal, accounting and professional consulting fees.

C.  Depreciation.

Depreciation for the three months and nine months ended September 30, 2008 and 2007 was $6,345 and $ 19,035 in 2008 and zero in both periods in 2007. The depreciation is attributable to the fixtures and equipment owned by the Company.

D.  Interest Expense.

The Company incurred interest charges of $1,044 and $1,994 during the three and nine months ended September 30, 2008 and zero for the same periods in 2007, respectively.

E. Net Loss.

The Company reported a net loss of $120,555 for the three months and $ 290,033 for the nine months ended September 30, 2008 as compared to a net loss of $22,600 for the three months and $ 65,001 for the nine months ended September 30, 2007. The higher loss was attributed to the higher general and administrative expense incurred in 2008 over 2007 as part of the starting its present operations.

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

Operating Activities.

The net cash used in operating activities was $113,323 for the nine months ended September 30, 2008 compared to net cash used of $27,188 for the nine months ended September 30, 2007. The increase is due primarily to the larger loss in 2008 versus 2007.

Investing Activities.

Net cash used in investing activities was zero for the three months period ending September 30, 2008 and zero for the same period ending September 30, 2007.

Financing Activities.

Net cash provided by financing activities was $65,334 for the nine month period ending September 30, 2008 and $27,905 for the same period ending September 30, 2007. Financing activities for the period ending September 30, 2008 were higher due to advances from related parties.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had current assets of $963 and current liabilities of approximately $267,246, resulting in a working capital deficit of $266,283. Shareholders' deficit as of September 30, 2008 was approximately $216,565. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Our existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. As shown in the accompanying financial statements, Crown Equity incurred a net loss of $290,033 for the nine months ended September 30, 2008, has an accumulated deficit of $6,316,672 and a working capital deficit of $266,283 as of September 30, 2008. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

EMPLOYEES

As of September 30, 2008, the Company had no employees.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 1A. RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company had no sales of unregistered (restricted) securities during the three months period ending September 30, 2008:

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

There were no reports on Form 8-K filed during the quarter ended September 30, 2008.

ITEM 6. EXHIBITS

. EXHIBIT 31.1 Certification of Principal Executive Officer and Principal Financial Officer

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

Date: November 13, 2008