Form 10-K
period 2008-12-31
Crown Equity Holdings, Inc.
filed 2009-03-11
CIK 1103833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ .

Commission File Number: 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of Registrant as specified in its charter)

Nevada	33-0677140
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9663 St. Claude Avenue, Las Vegas, NV 89148
(Address of principal executive offices)(Zip Code)

Company’s telephone number, including area code: (702) 448-1543

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of March 10, 2009 was 71,990,632. The aggregate number of shares of the voting stock held by non-affiliates on March 10, 2009 was 24,351,226. The market value of these shares, computed by reference to the market closing price on March 10, 2009 was $1,582,830. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

In 2007, the Company, through its wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell and produce computer systems which are capable of running multiple monitors from one computer. At present, CTS is able to run 16 monitors off one CPU. In late 2007, CTS began to attend trade shows and starting selling these systems. In 2008, CTS had gross revenues of approximately $18,500 from the sales of systems.

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

The Company’s office is located at 9663 St. Claude Avenue, Las Vegas, NV 89148.

As of December 31, 2008, the Company had no employees but was utilizing the services of independent contractors and consultants.

Item 2. Properties.

The Company shared office space at a cost of $845 per month with its majority shareholder, Crown Partners, Inc. The Company entered into this lease in August 2007 and it expired in July 2008. Since the expiration of the lease, the Company office is provided by one of the officers with no rental charge to the Company.

Item 3 Legal Proceedings.

The Company has pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  The Company has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  The Company has not accrued any amounts related to this contingency.

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

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol “CRWE” and CUSIP #22834M107. The Company’s stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2008, the Company had 69,199,632 shares of its common stock issued and outstanding, of which 23,540,226 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2008.

Period	High Bid	Low Bid
1 st Qtr 2008	.20	.10
2 nd Qtr 2008	.16	.07
3 rd Qtr 2008	.11	.03
4 th Qtr 2008	.07	.01

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2008, the Company estimates there are 42 “holders of record” of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 500,000,000 shares of common stock, par value $.001.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-K, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2008 and 2007 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on August 31, 1995 as Visioneering Corporation. On January 12, 1996, the Company amended its Articles of Incorporation to change its name to Asiamerica Energy Corporation, to Care Financial Corporation in April 29, 1996 and to Trump Oil Corporation on May 15, 1997. In 1999, the Company acquired 20/20 Web Design, Inc., a Colorado corporation wholly owned by Crown Partners, Inc. As part of that transaction, the Company issued 8,620,000 shares of its common stock to Crown Partners with the result that Crown Partners owned 80% of the issued and outstanding shares of the Company. The Company also approved a ten-for-one reverse stock split as part of that transaction.

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

The Company entered into an agreement to acquire Sanitec™ Services of Hawaii, Inc. ("SSH") from its majority shareholder, Crown Partners, in November, 2003. The Company was unable to secure the funding necessary to complete this transaction and SSH ceased operations in May, 2005. The Company paid a non-refundable deposit to Crown Partners of $45,520, of which $20,000 was advanced to SSH and Crown allowed the Company to retain the remaining $25,520 to pay the Company's obligations. The Company issued shares of its common stock in restricted form to Crown in December 2007, which cancelled this debt.

The Company will attempt to carry out its business plan as discussed below. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity or capital resources or stockholders’ equity other than receipts of proceeds from offerings of its capital stock. The Company received $230,000 from an offering conducted under Rule 504 of Regulation D in 1999. The Company also raised $158,354 from the issuance of 7,200,000 shares of the Company’s common stock prior to 1997. In 1997, the Company raised an additional $345,000 from the sale of its common stock. In December 2007, the Company raised an additional $104,000 from shareholders. The Company’s balance sheet as of December 31, 2008 reflects very limited assets and substantial liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At December 31, 2008, the Company had negative working capital of  $286,038 which consisted of current assets of approximately $2,898 and current liabilities of $288,936. The current liabilities of the Company at December 31, 2008 are composed primarily of accounts payable and accrued expenses of $40,393, accounts payable to a related party of $74,718, a notes payable of $13,700, a note payable from a related party of $51,210 and advances from related parties of $85,915.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company needs to pay for its proposed acquisition of SSH and will need additional capital to fund that proposed operation.

NEED FOR ADDITIONAL FINANCING

The Company’s existing capital is not sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. It is anticipated that Crown Partners will likely continue to advance the funds necessary to ensure that the Company is able to meet its reporting obligations under the 1934 Act and that these loans will be repaid either when the Company’s business begins to generate sufficient revenues. However, Crown Partners has not agreed in writing to provide these funds and can only provide these funds to the extent that it has available funds to loan to the Company.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company is presently inactive and since inception has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of proceeds from offerings conducted under Rule 504 of Regulation D. The Company’s balance sheet as of December 31, 2008 reflects minimal assets and extensive liabilities. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2008, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the year ended December 31, 2008, the Company had revenues of $23,190 compared to $14,003 revenues for the year ended December 31, 2007. For the year ended December 31, 2008, the Company had operating expenses of $319,055 and a net loss of $316,131. For the year ended December 31, 2007, the Company had operating expenses of $3,002,369 resulting in a net loss of $2,988,366. The difference in expenses between the two periods resulted from the Company's increased expenses in beginning operations in 2007 as well as the issuance of stock as compensation to consultants, officers and directors in 2007. The net loss per share was $.00 and $.06, respectively, for the years ended December 31, 2008 and 2007.

As of December 31, 2008, the Company had assets of $46,271 and current liabilities of $288,936. Shareholders’ deficit as of December 31, 2008 was $242,665 compared to shareholders’ deficit of $35,668 at December 31, 2007. Liabilities increased in 2008 due to the Company sales not being adequate to cover the cost of running the company.

The Company anticipates that until its business operations increase along with revenues, the revenues generated will not be sufficient to pay the Company’s expenses and the Company will operate at a loss for the foreseeable future.

Item 8.   Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 9a.   Controls & Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008

Item 9B   Other Information

None.

Part III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Arnulfo Saucedo-Bardan	37	Chairman , Director since February, 2008

Steven Onoue	50	Director since July, 2002

Kenneth Bosket	62	CEO, Director since June 2008

Montse Zaman	34	Secretary, CFO since February, 2008

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

There is no family relationship between or among any Officer and Director except that Arnulfo Saucedo-Bardan and Montse Zaman are brother and sister.

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

STEVEN ONOUE. Mr. Onoue has been employed as vice president and manager of Sanitec Services of Hawaii, Inc. since 2000. Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which trades in hard commodities and acted as a consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been registered securities professional as well as being involved in real estate in Hawaii for more than 15 years. Mr. Onoue is an officer and director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

ARNULFO SAUCEDO-BARDAN. Mr. Saucedo-Bardan is a business man and developer and is self-employed. Mr. Saucedo-Bardan is the brother of Montse Zaman.  Mr. Saucedo-Bardan is also a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

MONTSE ZAMAN. Montse Zaman was appointed Chief Financial Officer of Crown Equity Holdings, Inc in August 2008. She also works for Zaman & Company as an administrative assistant. She has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexcio. Ms. Zaman is also a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

KENNETH BOSKET. Kenneth Bosket has been working with Crown Trading Systems, Inc., a wholly owned subsidiary of Crown Equity Holdings, Inc. for 9 months before being appointed Crown Equity Holdings, Inc. CEO in June of 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is co-founder of JaHMa, a music company in Las Vegas, Nevada and a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket has received numerous awards, such as the Pinnacle Award for his exceptional service with his former employer combined with his community service involvements. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University. Mr. Bosket is also a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

CONFLICTS OF INTEREST
The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 15 hours per month. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Item 11.   Executive Compensation.

During fiscal 2008 the Company paid two officers an aggregate of $13,450 plus accrued $20,000 for their services.

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

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2008, 500,000 shares had been issued under the Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2008, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports
Steven Onoue	Director	No
Kenneth Bosket	Officer, Director	No
Arnulfo Saucedo-Bardan	Officer, Director	No
Montse Zaman	Officer, Director	No
Crown Partners, Inc.	Shareholder	No

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

There were 69,199,632 shares of the Company' common stock issued and outstanding on December 31, 2008. There are no preferred shares authorized. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)(2)	13,328	0.02%
9663 St. Claude Avenue
Las Vegas NV 89148

Kenneth Bosket (1)(2)	66,668	0.01%
9663 St Claude Avenue
Las Vegas NV 89148

Arnulfo Saucedo-Bardan (1)(2)	0	0.00%
9663 St Claude Avenue
Las Vegas NV 89148

Montse Zaman (1)(2)	1,500,000	2.17%
9663 St Claude Avenue
Las Vegas NV 89148

Crown Partners, Inc.(2)	44,079,410	63.69%
9663 St Claude Avenue
Las Vegas NV 89148

All directors and officers as a group (4)	1,579,996	2.20%

(1) Denotes officer or director. All officers and directors are also officers and directors of Crown Partners, Inc. which is the majority shareholder of the Company.

(2) Four of the control persons of Crown Partners, Kenneth Bosket, and  Ms. Zaman, are officers and directors of the Company while Mr. Saucedo-Bardan and Mr. Onoue, are directors of the Company. These persons have both investment and voting power for the 44,079,410 shares beneficially owned by Crown.

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.   Certain Relationships and Related Transactions.

In December, 2007, the Company issued ten million shares to Crown Partners, Inc. in satisfaction of approximately $145,000 it owed to Crown Partners, its majority shareholder.

In December, 2007, the Company issued 100,000 shares of its common stock each for services provided by Dr. Salmassi and Mr. Onoue, directors of the Company. The Company also issued 1,000,000 to Ms. Zaman for services. The Company issued an additional 3,088,334 shares of its common stock to consultants and advisors in December, 2007.

In the last quarter of 2007, the Company sold 1,040,000 shares of its common stock to four shareholders for $.10 per share. These shareholders included Claudia Zaman, a former officer and director, who invested $50,000 and Dr. Salmassi, a director, who invested $10,000. The proceeds were used to pay the Company’s operating expenses.

In 2008 the Company issued 66,668 of its common stock to Ken Bosket CEO of the Company for a value of $9,334 for services.

Item 14. Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Malone & Bailey, PC, Certified Public Accountants and Consultants.

	2008	2007
Audit fees	$12,233	$9,800
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

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

(b) There were no reports filed on Form 8-K during the fourth quarter of the Company’s fiscal year ended December 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

March 10, 2009	/s/ Kenneth Bosket
Kenneth Bosket, CEO, Director

March 10, 2009	/s/ Montse Zaman
Montse Zaman, CFO

March 10, 2009	/s/ Steven Onoue
Steven Onoue, Director

March 10, 2009	/s/ Arnulfo Saucedo-Bardan
Arnulfo Saucedo-Bardan, Chairman, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Crown Equity Holdings Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings Inc. (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Crown Equity Holdings Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings Inc. as of December 31, 2008 and 2007 and the results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
March 10, 2009

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

Current assets	December 31, 2008	December 31, 2007
Cash	$2,898	$48,952
Accounts receivable	--	14,003
Total current assets	2,898	62,955
Fixed assets
Equipment, net of accumulated depreciation	43,373	68,752
Total Assets	$46,271	$131,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$40,393	$18,033
Accounts payable - related party	74,718	70,897
Salaries payable	23,000	-
Advances from related party	85,915	-
Note payable - related party	51,210	36,875
Notes payable	13,700	12,700
Total current liabilities	288,936	167,376

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 500,000,000 shares authorized,
69,199,632 and 68,572,984 shares issued and outstanding, respectively	69,200	68,573
Additional-paid-in-capital	6,030,904	5,922,397
Accumulated deficit	(6,342,769)	(6,026,638)
Total stockholders’ deficit	(242,665)	(35,668)
Total Liabilities and Stockholders’ Deficit	$46,271	$131,708

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$23,190	$14,003

Cost of revenues	17,341	-

Gross profit	5,849	14,003

Operating expenses:
General and administrative	293,675	2,994,988
Depreciation	25,380	7,381
Total operating expenses	(319,055)	(3,002,369)

Operating loss	(313,204)	(2,988,366)

Other expenses:
Interest expense	(2,927)	-

Net loss	$(316,131)	$(2,988,366)

Net loss per share:
Net loss basic and diluted	$(0.00)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	68,793,726	53,768,655

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
Years Ended December 31, 2008 and 2007

			Additional
	Common Shares		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	53,244,650	$53,245	$2,833,225	$(3,038,272)	$(151,802)

Stock sold for cash	1,040,000	1,040	102,960		104,000
Issuance of common stock for services	4,288,334	4,288	896,212		900,500
Issuance of common stock for services & debt	10,000,000	10,000	2,090,000		2,100,000
Net loss				(2,988,366)	(2,988,366)

Balance, December 31, 2007	68,572,984	$68,573	$5,922,397	$(6,026,638)	$(35,668)

Issuance of common stock for accounts payable	100,000	100	14,900		15,000
Issuance of common stock for services	836,668	837	93,297		94,134
Cancellation of common stock	(310,020)	(310)	310		--
Net loss				(316,131)	(316,131)

Balance, December 31, 2008	69,199,632	$69,200	$6,030,904	$(6,342,769)	$(242,665)

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(316,131)	$(2,988,366)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation expense	25,380	7,381
Common stock issued for services	94,135	2,855,500
Net Change in:
Accounts receivable	14,004	(14,003)
Accounts payable and accrued expenses	22,357	(7,196)
Accounts payable and accrued expense- related party	32,861	45,904
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(127,394)	(100,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	(76,134)
TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES	--	(76,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	66,005	72,264
Note payable - related party	14,335	36,875
Proceeds from note payable	1,000	12,700
Proceeds for sale of stock	--	104,000
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	81,340	225,839

Net Increase (Decrease) in Cash	(46,054)	48,925
Cash, beginning of period	48,952	27
Cash, end of period	$2,898	$48,952

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
NONCASH TRANSACTIONS:
Common stock issued for stock payable
	$15,000	$-

See summary of significant accounting policies and notes to financial statements.

Crown Equity Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

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

Revenue recognition

Crown Equity recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped.

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

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2008 or 2007.

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

Income Taxes

Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Crown Equity provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Crown Equity does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity incurred recurring net losses, has an accumulated deficit and a working capital deficit as of December 31, 2008. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008:
	2008	2007
Computer equipment	$76,134	76,134
Less: accumulation depreciation	(32,761)	(7,381)
Net property and equipment	$43,373	68,753

Depreciation expense totaled $25,380  and $7,381 for the years ended December 31, 2008 and 2007.

NOTE 4 – NOTE PAYABLE

During the quarter ended March 31, 2007, we borrowed $12,700 from an unrelated third party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a to be determined in the future conversion price.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. As of December 31, 2008 the loan and accrued interest was still outstanding.  The note is an unsecured demand note bearing no interest.

During the quarter ended December 31, 2008 the Company borrowed $ 1,000 from an unrelated third party.  The note is unsecured, due on demand bearing no interest.

NOTE 5 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes. Net operating losses estimated $2.4 million as of December 31, 2008 and expire 20 years from when incurred.  The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2008 are as follows:

Total Deferred Tax Benefit	$823,024

Valuation Allowance	$(823,024)

Net Deferred Tax Benefit	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2008.

NOTE 6 – COMMON STOCK

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

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2008, 500,000 shares had been issued under the Plan.

In 2007, the Company sold 1,040,000 shares of common stock for cash. In 2007, the Company issued 4,288,334 shares of common stock valued at $900,500 for services.

In 2008 the Company issued 836,668 shares of common stock valued at $94,134 for services, 100,000 shares of common stock valued at $15,000 for accounts payable and cancelled 310,020 shares of common stock valued at par or $310.

NOTE 7 - RELATED PARTY TRANSACTIONS

Crown Equity shared office space at a cost of $845 per month with its majority shareholder, Crown Partners, Inc. Crown Equity entered into this lease in August 2007 and it expired in July 2008. Since the expiration of the lease, Crown Equity is provided by one of the officers with no rental charge to Crown Equity.

Legal services are provided by a related party of the company. For the years ended December 31, 2008 and 2007, Crown Equity recorded $5,100 and $60,500, respectively, in related party legal fees.

In 2008, $13,450 was paid and $23,000 was accrued for services to two related party consultants.

Crown Partners, Inc., the majority shareholder of Crown Equity, has advanced the sum of $43,315 and $19,910 to fund Crown Equity's operations.  Balance owed as of December 31, 2008 is $85,915. These amounts are due on demand, unsecured and bear no interest.

During December 2008, Crown Equity’s Chief Financial Officer advanced the company $24,335 in notes payable. As of December 31, 2008, $51,210 is outstanding.

For the year ended December 31, 2008, accounts payable related parties are due to Crown Partners in the amount of $55,897 and Montse Zaman, Chief Financial Officer, in the amount of $18,822.

Note 8 - CONTINGENCIES

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  The Company has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown has not accrued any amounts related to this contingency.

NOTE 9- SIGNIFICANT CUSTOMERS

In 2007 of 100% of revenues was from three customers. In 2008 the Company receive their revenue from numerous customers no customers being greater than 23 % of sales.

NOTE 10 – SUBSEQUENT EVENTS

On January 5, 2009, the Company issued a $ 2,000 demand note bearing no interest.

On February 23, 2009 the Company issued 2,791,000 shares of common stock for debt and services:
The Company issue 290,000 shares of common stock to four individuals for debt and accrued expenses with a total value of $29,000 ($0.10 per share).
The Company issued 2,501,000 shares of common stock to 10 individuals with a total value of $ 250,100 ($0.10 per share).