Form 10-Q
period 2009-03-31
Crown Equity Holdings, Inc.
filed 2009-05-13
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

Nevada 33-0677140
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

9663 St Claude Avenue Las Vegas NV 89148
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
Yes ☐   No ☒

As of May 12, 2008, there were 71,990,632 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash	$4,570	$2,898

Fixed assets
Equipment (net)	37,028	43,373

Total Assets	$41,598	$46,271

Liabilities & Stockholder's Deficit

Current liabilities
Accounts payable and accrued expenses	$28,187	$40,393
Accounts payable - related party	74,886	74,718
Advances from related parties	80,302	85,915
Accrued interest	2,375	--
Salaries payable	4,850	23,000
Note payable - related party	53,860	51,210
Note payable	15,700	13,700
Total current liabilities	260,160	288,936

Stockholder's Deficit

Common stock, $.001 par value, 500,000,0000 shares authorized,
71,990,632 and 69,199,632 shares issued and outstanding	71,991	69,200
Additional-paid-in-capital	6,307,213	6,030,904
Accumulated deficit	(6,597,766)	(6,342,769)
Total stockholder's deficit	(218,562)	(242,665)
Total Liabilities & Stockholders’ Deficit	$41,598	$46,271

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three month periods ended March 31, 2009 and March 31, 2008
 (Unaudited)

	2009	2008

Revenue	$6,144	$572
Cost of revenues	(1,364)	-
Gross profit	4,780	572

Expenses:
General and administrative	253,985	44,816
Depreciation	6,345	6,345
Operating loss	(255,550)	(50,589)

Other Income (expense)
Debt forgiveness income	1,319	--
Interest expense	(766)	--
Total other income	553	--

Net loss	$(254,997)	$(50,589)

Net loss per share (basic and diluted):	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted):	70,808,676	68,572,984

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2009 and March 31, 2008
 (Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(254,997)	$(50,589)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation expense	6,345	6,345
Stock for services	225,100	--
Debt forgiveness income	(1,319)	--
Net Change in:
Accounts payable and accrued expenses	(3,089)	442
Accounts payable - related party	270	--
Accrued salaries	5,325	--
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(22,365)	(43,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	(5,613)	11,809
Proceeds from sale of stock	25,000	--
Proceeds from notes payable	2,000	--
Proceeds (repayments) on notes payable-related party	2,650	(10,000)
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,037	1,809

Net Increase (Decrease) in Cash	1,672	(41,993)
Cash, beginning of period	2,898	48,952
Cash, end of period	$4,570	$6,959

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

Non Monetary transactions
Common stock issued for accounts payable and accrued liabilities	29,000	-

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Crown Equity Holdings Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2008 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2008 as reported on Form 10-K, have been omitted.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss during the three months ended March 31, 2009, have an accumulated deficit and a working capital deficit as of March 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – COMMON STOCK

During the quarter ended March 31, 2009 the Company issued 2,791,000 shares of common stock at $0.10 per share. The shares were issued as follows:
•	250,000 issued for cash of $25,000
•	60,000 issued for accounts payable of $6,000
•	230,000 issued for accrued compensation payable of $23,000
•	2,251,000 issued for compensation of $225,100 of which 1,810,000 shares valued at $181,000 were issued to four related parties

Note 4 - CONTINGENCIES

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

In 2007, the Company, through its wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell, and produce computer systems which are capable of running multiple monitors from one computer.  At present, CTS is able to run 16 monitors off one CPU.  In late, 2007, CTS began to attend trade shows and started selling these systems.  For the three months ended March 31, 2009, CTS had gross revenues of approximately $6,144.

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

The Company’s office is located at 9663 St Claude, Las Vegas, Nevada 89148.

As of March 31, 2009, the Company had no employees but was utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008, we had revenues of $6,144 and $572, respectively, for a net loss of $254,997 and $50,589, respectively.  General and administrative expense increased to $253,985 for the three months ended March 31, 2009 as compared to $44,816 for the same period in 2008. Interest expense incurred during the period ending March 31, 2009 was $766 compared zero for the same period for 2008. Depreciation for both March 31, 2009 and 2008 was $6,345. The increase in general and administrative expense was primarily attributable to the Company’s growing operations and stock issued for services during the period ending March 31, 2009.

The Company will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had current assets of $4,570 and current liabilities of approximately $260,160, resulting in a working capital deficit of $255,590.  Accumulated deficit as of March 31, 2009 was approximately $6,597,766. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Our existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  As shown in the accompanying consolidated financial statements, Crown Equity incurred a net loss of $254,997 for the three months ended March 31, 2009, has an accumulated deficit of $6,597,766 and a working capital deficit of $255,590 as of March 31, 2009. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

EMPLOYEES

As of March 31, 2009, the Company had no employees.

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2009 the Company issued 2,791,000 shares of restricted common stock as follows:
•	250,000 shares of common stock with a value of $ 25,000 ($0.10 per share) for cash
•	60,000 shares of common stock with a value of $ 6,000 ($0.10 per share) for accounts payable

•	230,000 shares of common stock with a value of $ 23,000 ($0.10 per share) for accrued compensation payable
•	2,251,000 shares of common stock with a value of $225,100 ($0.10 per share) for compensation

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM  5.  OTHER INFORMATION.

There were no reports on Form 8-K filed during the quarter ended March 31, 2009.

ITEM 6. EXHIBITS

EXHIBIT 31.1 Certification of Principal Executive Officer and Principal Financial Officer

EXHIBIT 32 Certification of Compliance to Sarbanes-Oxley

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

By:	/s/ Kenneth Bosket
Kenneth Bosket, CEO

By:	/s/ Montse Zaman
Montse Zaman, CFO

Date: May 12, 2009