Form 10-Q
period 2009-06-30
Crown Equity Holdings, Inc.
filed 2009-08-07
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 7, 2009, there were 72,090,632 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

Crown Equity Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$12,088	$2,898

Fixed assets
Equipment (net)	34,411	43,373

Total Assets	$46,499	$46,271

Liabilities & Stockholder's Deficit

Current liabilities
Accounts payable and accrued expenses	$25,920	$40,393
Accounts payable - related party	68,738	74,718
Advances from related parties	75,752	85,915
Accrued interest	2,950	—
Salaries payable	20,150	23,000
Note payable - related party	53,860	51,210
Note payable	15,700	13,700
Total current liabilities	263,070	288,936

Stockholder's Deficit

Common stock, $.001 par value, 500,000,0000 shares authorized, 72,090,632 and 69,199,632 shares issued and outstanding	72,091	69,200
Additional-paid-in-capital	6,309,113	6,030,904
Accumulated deficit	(6,597,775)	(6,342,769)
Total stockholder's deficit	(216,571)	(242,665)
Total Liabilities & Stockholders’ Deficit	$46,499	$46,271

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six month periods ended June 30, 2009 and 2008
 (Unaudited)

	Three Months		Six Months
	2009	2008	2009	2008
Revenue	$78,213	$10,549	$84,357	$11,121
Cost of goods sold	(529)	(13,677)	(1,893)	(13,677)
Gross margin	77,684	(3,128)	82,464	(2,556)

Expenses:
General and administrative	61,503	114,811	315,487	153,282
Depreciation	6,428	—	12,773	12,690
Operating income(loss)	9,753	(117,939)	(245,796)	(168,528)

Other Income (expense):
Other income	438	—	438	—
Realized (loss) on securities	(9,724)	—	(9,724)	—
Gain on accounts payable forgiveness	-	—	1,319	—
Interest expense	(475)	(950)	(1,243)	(950)
Total other income(expense)	(9,761)	(950)	(9,210)	(950)

Net income(loss)	$(8)	$(118,889)	$(255,006)	$(169,478)

Net income(loss) per share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted):	72,038,984	68,429,558	71,190,555	68,501,491

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six month periods ended June 30, 2009 and June 30, 2008
 (Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(255,006)	$(169,478)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	12,773	12,690
Stock for services	225,100	64,134
Gain on accounts payable forgiveness	(1,319)	—
Net Change in:
Accounts payable and accrued expenses	(4,203)	21,350
Accounts payable - related party	(5,981)	(15,000)
Accrued salaries	20,150	—
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(8,486)	(86,304)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,811)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	(10,163)	48,479
Proceeds from sale of stock	25,000	—
Proceeds from notes payable	2,000	—
Notes payable-related party	2,650	(10,000)
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,487	38,479

Net Increase (Decrease) in Cash	9,190	(47,825)
Cash, beginning of period	2,898	48,952
Cash, end of period	$12,088	$1,127

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

Non Monetary transactions
Common stock for accounts payable and accrued liabilities	29,000	-
Common Stock for vehicle	2,000

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2008 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2008 as reported on Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss during the six months ended June 30, 2009, have an accumulated deficit and a working capital deficit as of June 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Crown Partners, Inc., the majority shareholder of Crown Equity, has advanced funds for Crown Equity's operations. There are outstanding balances of $53,063 under advances from related party as of June 30, 2009 and $63,226 as of December 31, 2008.

Crown Equity’s Chief Financial Officer has advanced Crown Equity money for various purposes. As of June 30, 2009 Crown Equity was indebted to the Chief Financial Officer for notes payable of $53,860, advances of $22,689 and accounts payable of $12,841 for a total indebtedness of $89,390.

During the six months ended, June 30, 2009 Crown Equity issued 1,980,000 shares of common stock to four related parties for compensation with a value of $198,000

NOTE 4 – COMMON STOCK

During the six months ended June 30, 2009 Crown Equity issued 2,891,000 shares of common stock between $0.02 to $0.10 per share. The shares were issued as follows:
•	250,000 issued for cash of $25,000
•	60,000 issued for accounts payable of $6,000
•	230,000 issued for accrued compensation payable of $23,000
•	2,251,000 issued for compensation of $225,100
•	100,000 issued for purchasing a vehicle from a related party for $2,000

Note 6 - CONTINGENCIES

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  Crown Equity has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown has not accrued any amounts related to this contingency.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Crown Equity’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in Crown Equity’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

OVERVIEW

Crown Equity Holdings Inc. (the "Crown Equity" or "CEH") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the  State  of  Nevada,  to  engage  in  any  lawful  corporate  undertaking, including,  but not limited to, selected mergers and  acquisitions.

In 2007, Crown Equity, through its wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell, and produce computer systems which are capable of running multiple monitors from one computer.  At present, CTS is able to run 16 monitors off one CPU.  In late, 2007, CTS began to attend trade shows and started selling these systems.  For the six months ended June 30, 2009, CEH had revenues of approximately $84,357.

On June 18, 2009 Crown Trading Systems, Inc was dissolved and the business became part of Crown Equity.

Additionally, CTS has entered into reseller and distribution agreements with over 30 wholesale and retail computer components to sell their products on CTS’s website, www.crowntradingsystems.com.

Crown Equity is offering its services to companies or individuals looking to go public in the United States.  It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields.

Crown Equity’s office is located at 9663 St Claude, Las Vegas, Nevada 89148.

As of June 30, 2009, Crown Equity had no employees but was utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

For the six months ended June 30, 2009 and 2008, we had revenues of $84,357 and $11,121 respectively, for a net loss of $255,006 and $ 169,478, respectively. For the three months period ending June 2009 and 2008 revenues were $78,213 and $10,549 with a net loss of $8 and $118,889 respectively. General and administrative expense increased to $315,487 for the six months ended June 30, 2009 as compared to $153,282 for the same period in 2008 and decreased to $61,503 compared to $114,811 for the three months of the same periods.  Interest expense incurred during the six month period ending June 30, 2009 was $1,243 compared $950 and for the respective three months was $475 in 2009 and $950 for the same period for 2008. Depreciation for the three and six months period ending June 30, 2009 was $6,428 and $12,773 compared to zero and $12,690 for the same periods in 2008. The increase in general and administrative expense was primarily attributable to Crown Equity’s growing operations and stock issued for services during the period ending June 30, 2009.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, Crown Equity had current assets of $12,088 and current liabilities of $263,070, resulting in a working capital deficit of $250,982.  Shareholders' deficit as of June 30, 2009 was $216,571. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.

Our existing capital is not sufficient to meet Crown Equity's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  As shown in the accompanying financial statements, Crown Equity incurred a net loss of $255,006 for the six months ended June 30, 2009, has an accumulated deficit of $6,597,775 and a working capital deficit of $250,982 as of June 30, 2009. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

EMPLOYEES

As of June 30, 2009, Crown Equity had no employees.

ITEM 3.   CONTROLS AND PROCEDURES

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Crown Equity is not required to provide information required under this Item.

ITEM 4T:    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  Crown Equity has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown has not accrued any amounts related to this contingency.

ITEM 1A.  RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2009 Crown Equity issued 2,891,000 shares of common stock between $0.02 to $0.10 per share. The shares were issued as follows:
•	250,000 issued for cash
•	60,000 issued for accounts payable
•	230,000 issued for accrued compensation payable
•	2,251,000 issued for compensation
•	100,000 issued for purchasing a vehicle

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM  5.  OTHER INFORMATION.

There were no reports on Form 8-K filed during the quarter ended June 30, 2009.

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

CROWN EQUITY HOLDINGS INC.

By /s/ Kenneth Bosket
Kenneth Bosket, CEO

By /s/ Montse Zaman
Montse Zaman, CFO

Date: August 7, 2009