Form 10-Q
period 2009-09-30
Crown Equity Holdings, Inc.
filed 2009-11-12
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐   No ☒

As of November 12, 2009, there were 72,470,632 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

Crown Equity Holdings Inc.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$252,510	$2,898

Fixed assets
Equipment and vehicles(net)	34,218	43,373

Marketable securities-restricted holdings	125,000	—

Total Assets	$411,728	$46,271

Liabilities & Stockholder's Equity (Deficit)

Current liabilities
Accounts payable	$7,138	$40,393
Accounts payable - related party	6,135	74,718
Advances from related parties	22,689	85,915
Accrued interest	3,325	—
Salaries payable	22,471	23,000
Note payable - related party	53,860	51,210
Note payable	12,700	13,700
Deferred revenues	143,940	—
Total current liabilities	272,258	288,936

Stockholder's Equity (Deficit)

Stockholders’ equity (deficit):
Common stock, $.001 par value, 500,000,0000 shares authorized, 72,470,632 and 69,199,632 shares issued and outstanding	72,471	69,200
Additional-paid-in-capital	6,439,147	6,030,904
Accumulated deficit	(6,372,148)	(6,342,769)
Total stockholder's equity (deficit)	139,470	(242,665)
Total Liabilities & Stockholders’ Equity (Deficit)	$411,728	$46,271

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
Three and Nine month periods ended September 30, 2009 and 2008
(Unaudited)

	Three	Months	Nine	Months
	2009	2008	2009	2008

Revenue	$334,602	$—	$418,959	$6,273
Cost of goods sold	—	(5,366)	(1,893)	(13,159)
Gross margin	334,602	(5,366)	417,066	(6,886)

Expenses:
General and administrative	119,036	107,800	434,523	262,119
Depreciation	6,692	6,345	19,466	19,035
Operating income(loss)	208,874	(119,511)	(36,923)	(288,040)

Other Income (expense):
Other income		—	438	—
Interest income	81	—	81	—
Realized gain/(loss) on securities	2,483	—	(7,242)	—
Gain on debt forgiveness	14,764	—	16,083	—
Other expense	(100)	—	(100)	—
Interest expense	(475)	(1,044)	(1,716)	(1,993)
Total other income(expense)	16,753	(1,044)	7,544	(1,993)

Net income(loss)	$225,627	$(120,555)	$(29,379)	$(290,033)

Net income(loss) per share (basic and diluted):	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted):	72,350,357	68,933,328	71,575,193	68,657,436

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
Nine month periods ended September 30, 2009 and September 30, 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,379)	$(290,033)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expense	19,466	19,035
Stock for services	242,950	94,137
Gain on debt forgiveness	(16,083)	—
Realized (gain)/loss on securities	7,242	—
Net Change in:
Accounts receivable	—	14,004
Accounts payable and accrued expenses	(1,148)	26,534
Accounts payable - related party	37,480	—
Accrued salaries-related parties	22,471	23,000
Deferred revenues	5,000	—

TOTAL CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	287,999	(113,323)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,811)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	(63,226)	59,134
Proceeds from sale of stock	25,000	—
Proceeds from notes payable, net	(1,000)	6,200
Notes payable-related party	2,650	—
TOTAL CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(36,576)	65,334

Net Increase (Decrease) in Cash	249,612	(47,989)
Cash, beginning of period	2,898	48,952
Cash, end of period	$252,510	$963

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

Non Cash Investing and Financing
Common stock for accounts payable and accrued liabilities	$29,000	$15,000
Common Stock for vehicles	8,500	-
Securities received for deferred revenues	138,940	-
Contributed capital	106,064	-

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2008 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2008 as reported on Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we have a working capital deficit as of September 30, 2009. This condition raises substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through increases in revenue and expansion of operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are presented in the balance sheet at fair market value.  Crown Equity classified certain securities as long-term due to restrictions on transfers.

Per Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement”, fair value is defined, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements.

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities as level 1 with a fair value of $125,000 as of September 30, 2009.

Per Accounting Standards Codification 825 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, an entity is permitted to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of ASC 825 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option are required to (i) recognize changes in fair value in earnings and (ii) expense any up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which it has elected the fair value option, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this either by reporting the fair value and non-fair-value carrying amounts as separate line items or by aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

Crown Equity adopted ASC 825 this quarter and elected the fair value option for their marketable securities.

NOTE 4 – REVENUE RECOGNITION

Crown Equity’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company recognizes its revenue from services as those services are performed. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Contract revenues include royalties under license and collaboration agreements. Contract revenue related to technology licenses is fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of Crown Equity is required.

Crown Equity receives payment for its services in both cash and equity instruments issued by the customer.  The equity instruments are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and is based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the equity instruments are received or the date on which the contract is issued for the services to be preformed related to the payments received by Crown Equity.

Amounts received for revenue not earned as of period end are accounted for as deferred revenues.

NOTE 5 - RELATED PARTY TRANSACTIONS

On September 29, 2009 Crown Marketing, Inc acquired from TaxMasters, Inc a majority of the outstanding shares of Crown Equity. As part of the merger agreement effective August 4, 2009 between Crown Partners, Inc and TaxMasters, Inc all outstanding balances due from Crown Equity to TaxMasters (Crown Partners) were forgiven. Just prior to the merger, Crown Equity owed Crown Partners $50,167 in advances and $55,897 in accounts payable.  Crown Equity recognized this reduction of debt as contributed capital.

Crown Equity’s Chief Financial Officer has advanced Crown Equity money for various purposes. As of September 30, 2009 Crown Equity was indebted to the Chief Financial Officer for notes payable of $53,860, advances of $22,689 and accounts payable of $6,135 for a total indebtedness of $82,684.

During the nine months ended, September 30, 2009 Crown Equity issued 2,225,000 shares of common stock to four related parties for compensation and a vehicle with a value of $210,150.

NOTE 6 – EQUITY

On August 31, 2009 the Company amended their Articles of Incorporation to reduce the number of authorized shares from 5,000,000,000 to 500,000,000.

During the nine months ended September 30, 2009 Crown Equity issued 3,271,000 shares of common stock between $0.02 and $0.10 per share. The shares were issued as follows:
•	250,000 issued for cash of $25,000
•	60,000 issued for accounts payable of $6,000
•	230,000 issued for accrued compensation payable of $23,000
•	2,506,000 issued for compensation of $242,950
•	100,000 issued for purchasing a vehicle from a related party for $2,000
•	125,000 issued for purchasing a vehicle from a non related party for $6,500

Note 7 - CONTINGENCIES

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc.  Crown Equity has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown Equity has not accrued any amounts related to this contingency.

Note 8 – SUBSEQUENT EVENTS

Crown Equity evaluated events up through November 12, 2009 and determined that there are none to disclose.

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

Crown Equity is offering its services to companies and their management seeking to become public entities in the United States.  It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields.

Crown Equity’s office is located at 9663 St Claude, Las Vegas, Nevada 89148.

As of September 30, 2009, Crown Equity had no employees but was utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2009 and 2008, we had revenues of $418,959 and $6,273 respectively, for net loss of $29,379 and $ 290,033, respectively. For the three months period ending September 2009 and 2008 revenues were $ 334,602 and $ zero with net income of $225,627 and a net loss of $120,555 respectively. During the period ending September 30, 2009 Crown Equity incurred deferred revenues of $ 143,940. General and administrative expense increased to $434,523 for the nine months ended September 30, 2009 as compared to $262,119 for the same period in 2008 and increased to $119,036 for the three months ended September 30, 2008 as compared to $107,800 for the three months ended September 30, 2009.  Interest expense incurred during the nine month period ending September 30, 2009 was $1,716 compared $1,993 for the same period in 2008 and for the respective three months was $475 in 2009 and $1,044 for the same period for 2008. Depreciation for the three and nine months period ending September 30, 2009 was $6,692 and $19,466 respectively compared to 6,345 and $19,035 for the same periods in 2008. The revenue increases in 2009 are from a license sale of $250,000 and increased revenue from services of approximately $168,000. The increase in net income for the three month period  and decrease in loss during the nine month period was the result of revenue increases in 2009 periods over the 2008 periods.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, Crown Equity had current assets of $252,510 and current liabilities of $272,258, resulting in negative working capital of $ 19,748.  Shareholders' equity as of September 30, 2009 was $139,470. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.

Cash flow from operations for the period ending September 30, 2009 was $287,999 compared to ($113,323) for the same period in 2008 a positive increase of $401,322. Cash flow from investing activities was ($ 1,811) during the 2009 for the period ending September 30 compared to zero during the same period in 2008.  Cash flow from financing activities during the period ended September 30, 2009 was ($36,576) compared to $65,334 in 2008, a decrease of $101,910. The increase in sales was a major factor in cash flow changes during the period ending September 30, 2009 compared to 2008.

Our existing capital may not be sufficient to meet Crown Equity's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  As shown in the accompanying financial statements, for the nine months ended September 30, 2009, Crown Equity has a working capital deficit. This condition raises substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

EMPLOYEES

As of September 30, 2009, Crown Equity had no employees.

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

ITEM 2.  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2009 Crown Equity issued 3,271,000 shares of common stock between $0.02 and $0.10 per share. The shares were issued as follows:

•	250,000 issued for cash of $25,000
•	60,000 issued for accounts payable of $6,000
•	230,000 issued for accrued compensation payable of $23,000
•	2,506,000 issued for compensation of $242,950
•	100,000 issued for purchasing a vehicle from a related party for $2,000

•	125,000 issued for purchasing a vehicle from a non related party for $6,500

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM  5.  OTHER INFORMATION.

On October 1, 2009 the Crown Equity filed an 8-K related to the transfer of Crown Equity shares from TaxMaster (Crown Partners) to Crown Marketing, Inc. effective September 29, 2009.

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

Date: November 12, 2009