Form 10-K/A
period 2008-12-31
Crown Equity Holdings, Inc.
filed 2009-12-23
CIK 1103833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

MONTSE ZAMAN. Montse Zaman was appointed Chief Financial Officer of Crown Equity Holdings, Inc in August 2008. She also works for Zaman & Company, a private business consulting firm, as an administrative assistant since 2003. She has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexico. Ms. Zaman is also a director of Crown Partners, Inc., the majority shareholder of the Company and a publicly traded company traded on the OTC Electronic Bulletin Board under “CRWP.”

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
Montse Zaman, CFO, Chief Accounting Offficer

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
March 10, 2009

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current assets
Cash	$2,898	$48,952
Accounts receivable	—	14,003
Total current assets	2,898	62,955
Fixed assets
Equipment, net of accumulated depreciation	43,373	68,752
Total Assets	$46,271	$131,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$40,393	$18,033
Accounts payable - related party	74,718	70,897
Salaries payable	23,000	-
Advances from related party	85,915	-
Note payable - related party	51,210	36,875
Notes payable	13,700	12,700
Total current liabilities	288,936	167,376

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 500,000,000 shares authorized,
69,199,632 and 68,572,984 shares issued and outstanding, respectively	69,200	68,573
Additional-paid-in-capital	6,030,904	5,922,397
Accumulated deficit	(6,342,769)	(6,026,638)
Total stockholders’ deficit	(242,665)	(35,668)
Total Liabilities and Stockholders’ Deficit	$46,271	$131,708

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

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
Years Ended December 31, 2008 and 2007

			Additional
	Common Shares		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	53,244,650	$53,245	$2,833,225	$(3,038,272)	$(151,802)

Stock sold for cash	1,040,000	1,040	102,960		104,000
Issuance of common stock for services	4,288,334	4,288	896,212		900,500
Issuance of common stock for services & debt	10,000,000	10,000	2,090,000		2,100,000
Net loss				(2,988,366)	(2,988,366)

Balance, December 31, 2007	68,572,984	$68,573	$5,922,397	$(6,026,638)	$(35,668)

Issuance of common stock for accounts payable	100,000	100	14,900		15,000
Issuance of common stock for services	836,668	837	93,297		94,134
Cancellation of common stock	(310,020)	(310)	310		—
Net loss				(316,131)	(316,131)

Balance, December 31, 2008	69,199,632	$69,200	$6,030,904	$(6,342,769)	$(242,665)

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(316,131)	$(2,988,366)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation expense	25,380	7,381
Common stock issued for services	94,135	2,855,500
Net Change in:
Accounts receivable	14,004	(14,003)
Accounts payable and accrued expenses	22,357	(7,196)
Accounts payable and accrued expense- related party	32,861	45,904
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(127,394)	(100,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(76,134)
TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES	—	(76,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	66,005	72,264
Note payable - related party	14,335	36,875
Proceeds from note payable	1,000	12,700
Proceeds for sale of stock	—	104,000
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	81,340	225,839

Net Increase (Decrease) in Cash	(46,054)	48,925
Cash, beginning of period	48,952	27
Cash, end of period	$2,898	$48,952

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
NONCASH TRANSACTIONS:
Common stock issued for stock payable
	$15,000	$-

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