Form 10-Q/A
period 2009-03-31
Crown Equity Holdings, Inc.
filed 2009-12-23
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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
Yes ☐   No ☒

As of May 13, 2009, there were 71,990,632 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash	$4,570	$2,898

Fixed assets
Equipment (net)	37,028	43,373

Total Assets	$41,598	$46,271

Liabilities & Stockholder's Deficit

Current liabilities
Accounts payable and accrued expenses	$28,187	$40,393
Accounts payable - related party	74,886	74,718
Advances from related parties	80,302	85,915
Accrued interest	2,375	—
Salaries payable	4,850	23,000
Note payable - related party	53,860	51,210
Note payable	15,700	13,700
Total current liabilities	260,160	288,936

Stockholder's Deficit

Common stock, $.001 par value, 500,000,0000 shares authorized, 71,990,632 and 69,199,632 shares issued and outstanding	71,991	69,200
Additional-paid-in-capital	6,307,213	6,030,904
Accumulated deficit	(6,597,766)	(6,342,769)
Total stockholder's deficit	(218,562)	(242,665)
Total Liabilities & Stockholders’ Deficit	$41,598	$46,271

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three month periods ended March 31, 2009 and March 31, 2008
 (Unaudited)

	2009	2008

Revenue	$6,144	$572
Cost of revenues	(1,364)	-
Gross profit	4,780	572

Expenses:
General and administrative	253,985	44,816
Depreciation	6,345	6,345
Operating loss	(255,550)	(50,589)

Other Income (expense)
Debt forgiveness income	1,319	—
Interest expense	(766)	—
Total other income	553	—

Net loss	$(254,997)	$(50,589)

Net loss per share (basic and diluted):	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted):	70,808,676	68,572,984

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2009 and March 31, 2008
 (Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(254,997)	$(50,589)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	6,345	6,345
Stock for services	225,100	—
Debt forgiveness income	(1,319)	—
Net Change in:
Accounts payable and accrued expenses	(3,089)	442
Accounts payable - related party	270	—
Accrued salaries	5,325	—
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(22,365)	(43,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	(5,613)	11,809
Proceeds from sale of stock	25,000	—
Proceeds from notes payable	2,000	—
Proceeds (repayments) on notes payable-related party	2,650	(10,000)
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,037	1,809

Net Increase (Decrease) in Cash	1,672	(41,993)
Cash, beginning of period	2,898	48,952
Cash, end of period	$4,570	$6,959

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

Non Monetary transactions
Common stock issued for accounts payable and accrued liabilities	29,000	-

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

Date: May 12, 2009