Form 10-Q/A
period 2009-06-30
Crown Equity Holdings, Inc.
filed 2009-12-23
CIK 1103833

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CROWN EQUITY HOLDINGS INC.

By /s/ Kenneth Bosket
Kenneth Bosket, CEO

By /s/ Montse Zaman
Montse Zaman, CFO, Chief Accounting Officer

Date: August 7, 2009