Form 10-Q/A
period 2009-09-30
Crown Equity Holdings, Inc.
filed 2009-12-23
CIK 1103833

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
Yes ☐   No ☒

As of November 13, 2009, there were 72,470,632 shares of Common Stock of the issuer outstanding.

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

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
Three and Nine month periods ended September 30, 2009 and 2008
 (Unaudited)

	Three Months		Nine Months
	2009	2008	2009	2008

Revenue	$334,602	$—	$418,959	$6,273
Cost of goods sold	—	(5,366)	(1,893)	(13,159)
Gross margin	334,602	(5,366)	417,066	(6,886)

Expenses:
General and administrative	119,036	107,800	434,523	262,119
Depreciation	6,692	6,345	19,466	19,035
Operating income(loss)	208,874	(119,511)	(36,923)	(288,040)

Other Income (expense):
Other income		—	438	—
Interest income	81	—	81	—
Realized gain/(loss) on securities	2,483	—	(7,242)	—
Gain on debt forgiveness	14,764	—	16,083	—
Other expense	(100)	—	(100)	—
Interest expense	(475)	(1,044)	(1,716)	(1,993)
Total other income(expense)	16,753	(1,044)	7,544	(1,993)

Net income(loss)	$225,627	$(120,555)	$(29,379)	$(290,033)

Net income(loss) per share (basic and diluted):	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding (basic and diluted):	72,350,357	68,933,328	71,575,193	68,657,436

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

Note 8 – SUBSEQUENT EVENTS

Crown Equity evaluated events up through November 13, 2009 and determined that there are none to disclose.

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

Date: November 13, 2009