Form 10-K/A
period 2008-12-31
Crown Equity Holdings, Inc.
filed 2010-01-19
CIK 1103833

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

CROWN EQUITY HOLDINGS INC.

March 10, 2009	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer (Principal Executive Officer), Director

March 10, 2009	/s/ Montse Zaman
Montse Zaman, Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)

March 10, 2009	/s/ Steven Onoue
Steven Onoue, Director

March 10, 2009	/s/ Arnulfo Saucedo-Bardan
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