Form 10-Q/A
period 2009-09-30
Crown Equity Holdings, Inc.
filed 2010-01-19
CIK 1103833

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

The accompanying notes are an integral part of the financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
Nine month periods ended September 30, 2009 and September 30, 2008
 (Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,379)	$(290,033)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expense	19,466	19,035
Stock for services	242,950	94,137
Gain on debt forgiveness	(16,083)	—
Realized (gain)/loss on securities	7,242	—
Net Change in:
Accounts receivable	—	14,004
Accounts payable and accrued expenses	(1,148)	26,534
Accounts payable - related party	37,480	—
Accrued salaries-related parties	22,471	23,000
Deferred revenues	5,000	—

TOTAL CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	287,999	(113,323)

CASH FLOWS USED IN INVESTING ACTIVITIES	(1,811)	—
Cash paid for purchase of fixed assets

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	(63,226)	59,134
Proceeds from sale of stock	25,000	—
Proceeds from notes payable, net	(1,000)	6,200
Notes payable-related party	2,650	—
TOTAL CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(36,576)	65,334

Net Increase (Decrease) in Cash	249,612	(47,989)
Cash, beginning of period	2,898	48,952
Cash, end of period	$252,510	$963

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

Non Cash Investing and Financing
Common stock for accounts payable and accrued liabilities	$29,000	$15,000
Common Stock for vehicles	8,500	-
Securities received for deferred revenues	138,940	-
Contributed capital	106,064	-

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