Form 10-K/A
period 2008-12-31
Crown Equity Holdings, Inc.
filed 2010-02-17
CIK 1103833

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 10, 2009.

CROWN EQUITY HOLDINGS, INC.

By:/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2009.

Signature	Title

/s/ Arnulfo Saucedo-Bardan	Chairman
Arnulfo Saucedo-Bardan

/s/ Kenneth Bosket	Director, Chief Executive Officer
Kenneth Bosket

/s/ Steven Onoue	Director
Steven Onoue

/s/ Montse Zaman	Director, Chief Financial Officer (Principal Financial
Montse Zaman	Officer), Treasurer, Principal Accounting Officer, Secretary

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