Form 10-K
period 2009-12-31
Crown Equity Holdings, Inc.
filed 2010-03-09
CIK 1103833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0677140
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification Number)

5440 West Sahara, Suite 205, Las Vegas, NV 89146
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (702) 448-1543

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes  ☒ No

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of March 8, 2010 was 72,880,632. The aggregate number of shares of the voting stock held by non-affiliates on March 10, 2010 was 26,023,220. The market value of these shares, computed by reference to the market closing price on March 8, 2010 was $1,573,932. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

In 2007, the Company, through a wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell and produce computer systems which are capable of running multiple monitors from one computer. CTS is able to run 16 monitors off one CPU. In late 2007, CTS began to attend trade shows and starting selling these systems. In 2009, Crown Trading Systems was dissolved as a corporation and its business was absorbed into the Company.  The Company still uses the trade name "Crown Trading Systems."  CTS has entered into reseller and distribution agreements with over 30 wholesale and retail computer components to sell their products on CTS’s website, www.crowntradingsystems.com.

The Company is offering its services to domestic and global companies seeking to become public entities in the United States. It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields. The Company provides various consulting services to companies and individuals dealing with corporate structure and operations globally.

In 2009, the Company re-focused its primary vision to using its network of Websites in providing advertising and marketing services, as a worldwide online media advertising publisher, dedicated to the distribution of quality branding information. The Company offers internet media-driven advertising services, which covers and connects a range of marketing specialties, as well as search engine optimization for clients interested in online media awareness

The Company’s office is located at 5440 West Sahara, Suite 205, Las Vegas NV 89146.

As of December 31, 2009, the Company had no employees but was utilizing the services of independent contractors and consultants.

Item 2. Properties.

The Company has sub-leased office space from an affiliate of the Company at a cost of $2,400 per month for a period of twelve months, expiring in December, 2010.  The Company believes that this office space is sufficient for its needs for the period of the lease.

Item 3 Legal Proceedings.

The Company has pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc which was filed September 25, 2008.  The Company has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  The Company has not accrued any amounts related to this contingency nor has there been any activity related to this matter.

Item 4. Submission of Matters to a Vote of Security Holders

In August, 2009, the Board of Directors proposed to decrease the Company's authorized capital as well as authorizing a class of preferred stock and making certain other changes to the Company's articles of incorporation.  At a meeting held on October 15, 2009, the Company’s majority shareholder approved an amendment to the Company’s Articles of Incorporation decreasing the number of authorized shares of common stock from 5,000,000,000 from 490,000,000 and approving the creation of a class of preferred stock, consisting of 10,000,000 shares, par value $.001,  The Amended and Restated Articles of Incorporation also included the following changes to the original Articles of Incorporation and the many amendments filed thereto through the years:

o	added provisions governing the Board of Directors;
o	added a provision limiting the liability of directors;
o	permitting the votes of interested directors to be counted in certain transactions;
o	added a provision for the indemnification of officers and directors; and
o	added a provision permitting the Board of Directors to approve future stock splits without a vote of the stockholders without affecting the authorized capital stock.

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol “CRWE” and CUSIP #22834M107. The Company’s stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2009, the Company had 72,880,632 shares of its common stock issued and outstanding, of which 26,023,220 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2009.

Period	High Bid	Low Bid
1 st Qtr 2009	.11	.02
2 nd Qtr 2009	.075	.02
3 rd Qtr 2009	.11	.03
4 th Qtr 2009	.19	.04

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2009, the Company estimates there are 42 “holders of record” of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 490,000,000 shares of common stock, par value $.001 and 10,000,000 shares of preferred stock, par value $.001, none of which are issued and outstanding.

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2009 and 2008 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on August 31, 1995 as Visioneering Corporation. On January 12, 1996, the Company amended its Articles of Incorporation to change its name to Asiamerica Energy Corporation, to Care Financial Corporation in April 29, 1996 and to Trump Oil Corporation on May 15, 1997. In 1999, the Company acquired 20/20 Web Design, Inc., a Colorado corporation wholly owned by Crown Partners, Inc. As part of that transaction, the Company issued 8,620,000 shares of its common stock to Crown Partners with the result that Crown Partners owned 80% of the issued and outstanding shares of the Company. The Company also approved a ten-for-one reverse stock split as part of that transaction.  In August, 2009, Crown Partners transferred its shares of the Company to Crown Marketing Corporation ("Crown Marketing") in exchange for marketing and public relation services to be provided by Crown Marketing.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock. The Company’s balance sheet as of December 31, 2009 reflects expanded assets and reduced liabilities from the previous year due to a significant increase in revenue over any previous years. The increase in revenue has had a positive impact on the Company’s liquidity however it may not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At December 31, 2009, the Company had working capital of $164,392 which consisted of current assets of approximately $257,714 and current liabilities of $93,322. The current liabilities of the Company at December 31, 2009 are composed primarily deferred revenue of $62,000, income tax accrual of $16,990 and accounts payable and accrued expenses of $14,332.

Cash flow provided by operating activities during the year ending December 31, 2009 was $243,123 compared to a negative amount of $127,394 for the same period in 2008. This represents a positive change of $361,817. The primary factor to the positive change include a net profit of $93,927 for the year ending December 31, 2009 compared to a net loss of $316,131 during the same period in 2008.

Cash flow provided by financing was $3,591 for the period ending December 31, 2009 compared to $ 81,340 for the same period in 2008. The reduced level in 2009 was due to the reduction of advances and notes payable by related parties made compared to previous years offset by the sale of common stock totaling $25,000 in 2009.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

NEED FOR ADDITIONAL FINANCING

The Company’s existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company is active in its business and since inception has experienced significant change in liquidity or capital resources or stockholders’ equity through increased sales and business activity. The Company’s balance sheet as of December 31, 2009 reflects assets of $480,207 and liabilities of $189,253.  There exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2008, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the year ended December 31, 2009, the Company had revenues of $659,907 compared to $23,190 revenues for the year ended December 31, 2008. For the year ended December 31, 2009, the Company had operating expenses of $594,023 and net income of 93,927. For the year ended December 31, 2008, the Company had operating expenses of $313,204 resulting in a net loss of $316,131. The difference in expenses between the two periods resulted from the Company's increased expenses in operations during 2009. The net income per share was $0.00 for year ended December 31, 2009 and net loss per share of $0.00, for the year ended December 31, 2008.

As of December 31, 2009, the Company had assets of $480,207 and liabilities of $180,531.  Shareholders’ Equity as of December 31, 2009 was $299,676 compared to shareholders’ deficit of $242,665 at December 31, 2008. Liabilities decreased in 2009 through the reduction of debt due related parties and decreased accounts payable.  In addition short term debt of $97,209 was converted to long term debt maturing November 19, 2012.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009

Item 9B   Other Information

None.

Part III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Arnulfo Saucedo-Bardan	38	Chairman , Director since February, 2008

Steven Onoue	51	Director since July, 2002

Kenneth Bosket	63	CEO, Director since June 2008

Montse Zaman	35	Secretary, Treasurer, Director since February, 2008

Lowell Holden	67	CFO, Director since January 2010

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

KENNETH BOSKET. Kenneth Bosket is a director of the Company.  Mr. Bosket has been CEO of the Company since June, 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is co-founder of JaHMa, a music company in Las Vegas, Nevada and a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket has received numerous awards, such as the Pinnacle Award for his exceptional service with his former employer combined with his community service involvements. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University.

STEVEN ONOUE. Mr. Onoue is a director of the Company.  From 2000 until August, 2009, Mr. Onoue was an officer and director of Crown Partners, Inc., the former majority shareholder of the Company.  As part of his duties with Crown Partners, Mr. Onoue was formerly as vice president and manager of Sanitec™ Services of Hawaii, Inc., a wholly-owned subsidiary of Crown Partners, Inc. engaged in medical waste treatment and disposal, from 2000 until May, 2005.  Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been registered securities professional as well as a being involved in real estate in Hawaii for more than 15 years.

ARNULFO SAUCEDO-BARDAN. Mr. Saucedo-Bardan is a businessman and developer and has been self-employed for more than five years. Mr. Saucedo-Bardan is the brother of Montse Zaman.  ”

MONTSE ZAMAN.  Montse Zaman is the secretary and treasurer for the Company. She worked for Zaman & Company, a private business consulting firm, as an administrative assistant from 2003 until the end of 2008. She has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexico.

LOWELL HOLDEN.  Lowell Holden is CFO and Chief Accounting Officer of the Company as well as a director.  Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses.  Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

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

Item 11.   Executive Compensation.

During fiscal 2009 the Company paid 4 officers an aggregate of $61,750 plus issued 2,270,000 shares of common stock worth $227,000 for an aggregate value of $ 288,750 for their services.

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

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2009, 2,981,000 shares had been issued under the Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2009, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports
Steven Onoue	Director	Yes
Kenneth Bosket	Officer, Director	Yes
Arnulfo Saucedo-Bardan	Officer, Director	Yes
Montse Zaman	Officer, Director	Yes
Lowell Holden	Officer, Director	Yes
Crown Marketing	Shareholder	Yes

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

There were 72,880,632 shares of the Company' common stock issued and outstanding on December 31, 2009. There are 10,000,000 shares of preferred stock, par value $.001, authorized but none issued. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	350,000	0.48%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Kenneth Bosket (1)	510,002	0.7%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Arnulfo Saucedo-Bardan (1)	680,000	0.93%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Montse Zaman (1)	1,082,000	1.48%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Lowell Holden(1)	156,000	.22%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Crown Marketing Corporation	44,079,410	60.48
9663 St Claude Avenue
Las Vegas NV 89148

All directors and officers as a group (5)	2,778,002	3.81%

(1) Denotes officer or director. All officers and directors are also officers and directors of Crown Partners, Inc. which is the majority shareholder of the Company.

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.   Certain Relationships and Related Transactions.

In 2009, the Company paid the following related parties:
•	Ken Bosket - $19,500 cash and 410,000 shares of restricted stock for a total value of $37,100
•	Arnulfo Saucedo-Bardan - $21,800 cash and 680,000 shares of restricted stock for a total value of $63,200.
•	Montse Zaman - $20,450 cash and 1,080,000 shares of restricted stock for a total value of $108,000
•	Steven Onoue- 100,000 shares of restricted stock for a total value of $10,000

Item 14. Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2009	2008
Audit fees	$13,828	$12,223
Audit related fees	0	0
Tax fees	6,000	0
All other fees	0	0

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

 Item 13. Exhibits and Reports on Form 8-K.

On October 1, 2009 an 8-K was filed reporting the change of control of the Company from Crown Partners, Inc. to Crown Marketing, Inc.

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

(b) There was one report on Form 8-K during the fourth quarter of the Company’s fiscal year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 9, 2010.

CROWN EQUITY HOLDINGS, INC.

By:/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2010.

Signature	Title

/s/ Arnulfo Saucedo-Bardan	Chairman, Director
Arnulfo Saucedo-Bardan

/s/ Kenneth Bosket	Director, Chief Executive Officer
Kenneth Bosket

/s/ Steven Onoue	Director
Steven Onoue

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Lowell Holden	Director, Chief Financial Officer (Principal Financial
Lowell Holden	Officer), Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Crown Equity Holdings Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Crown Equity Holdings Inc. (“the Company”) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of Crown Equity Holdings Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings Inc. as of December 31, 2009 and 2008 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Crown Equity Holdings Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Crown Equity Holdings Inc. has historically suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 8, 2010

CROWN EQUITY HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$249,612	$2,898

Prepaid Expenses	8,102	—
Total current assets	257,714	2,898
Fixed assets
Equipment, net of accumulated depreciation	17,993	43,373
Restricted securities	204,500	—
Total Assets	$480,207	$46,271

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$14,332	$40,393
Accounts payable - related party	—	74,718
Salaries payable	—	23,000
Advances from related party	—	85,915
Note payable - related party		51,210
Notes payable	—	13,700
Tax payable	16,990	—
Deferred revenue	62,000	—
Total current liabilities	93,322	288,936
Long term liabilities
Notes payable – related parties	87,209	—
Total liabilities	180,531	288,936

STOCKHOLDERS’ EQUITY(DEFICIT)

Preferred stock, $001 par value, 10,000,000 authorized, none issued
Common stock, $.001 par value, 490,000,000 shares authorized, 72,880,632 and 69,199,632 shares issued and outstanding, respectively	72,881	69,200
Additional-paid-in-capital	6,475,637	6,030,904
Accumulated deficit	(6,248,842)	(6,342,769)
Total stockholders’ equity(deficit)	299,676	(242,665)
Total Liabilities and Stockholders’ Equity(Deficit)	$480,207	$46,271

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
STATEMENT OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$659,907	$23,190

Cost of revenues	2,805	17,341

Operating expenses:
General and administrative	568,643	293,675
Depreciation	25,380	25,380

Operating income(loss)	63,079	(313,204)

Other income
Gain on debt forgiveness	16,083	—
Interest income	225	—
Realized gain(loss)	9,515	—
Unrealized gain(loss)	26,387	—
Total other income	52,210	—

Other expenses:
Interest expense	(3,015)	(2,927)
Other expense	(1,357)	—
Total other expense	(4,372)	(2,927)

Total other income(expense)	(47,838)	(2,927)

Net income(loss) before taxes	$110,917	$(316,131)

Tax	$16,990	—
Net income (loss)	$93,927	$(316,131)
Net income(loss) per share:
Net income(loss) basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding:
Basic and diluted	71,881,265	68,793,729

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
STATEMENT OF STOCKHOLDER’S EQUITY
Years Ended December 31, 2009 and 2008

			Additional
	Common Shares		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	68,572,984	$68,573	$5,922,397	$(6,026,638)	$(35,668)

Issuance of common stock for accounts payable	100,000	100	14,900		15,000
Issuance of common stock for services	836,668	837	93,297		94,134
Cancellation of common stock	(310,020)	(310)	310		—
Net loss				(316,131)	(316,131)

Balance, December 31, 2008	69,199,632	$69,200	$6,030,904	$(6,342,769)	$(242,665)

Issuance of common stock for cash	250,000	250	24,750		25,000
Issuance of common stock for accounts payable	60,000	60	5,940		6,000
Issuance of common stock for service	896,000	896	72,024		72,920
issuance of common stock for service to related parties	2,475,000	2,475	227,255		229,730
Common stock issued at greater than market value to related parties			8,700		8,700
Debt forgiveness related party			106,064		106,064
Net income				93,927	93,927

Balance , December 31, 2009	72,880,632	72,881	6,457,637	(6,248,842)	299,676
 See summary of significant accounting policies and notes to financial statements

CROWN EQUITY HOLDINGS, INC.
STATEMENT OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$93,927	$(316,131)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	25,380	25,380
Common stock issued for services	302,650	94,135
Unrealized (gain)/loss on securities	(26,387)
Realized (gain)/loss on securities	(9,515)
Difference in FV for stock for services to related parties	8,700	—
Net Change in:
Accounts receivable	—	14,004
Accounts payable and accrued expenses	(16,736)	22,357
Accounts payable and accrued expense- related party	(14,187)	32,861
Prepaid expenses	(8,102)	—
Restricted Securities	(106,597)	—
Income Tax Payable	16,990
Accrued salaries	(23,000)	—
TOTAL CASH FLOWS PROVIDED IN OPERATING ACTIVITIES	243,123	(127,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances- related party	(10,409)	66,005
Note payable payments to - related party	(10,000)	14,335
(Payments on) note payable	(1,000)	1,000
Proceeds for sale of stock	25,000	—
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,591	81,340

Net Increase (Decrease) in Cash	246,714	(46,054)
Cash, beginning of period	2,898	48,952
Cash, end of period	$249,612	$2,898

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
NONCASH TRANSACTIONS:
Common stock issued for stock payable	$—	$15,000
Securities received for deferred revenue	$62,000	$—
Stock for accounts payable and accrued liabilities	$6,000	$—
Related party liabilities converted to long term debt-related party	$97,209	$—

See summary of significant accounting policies and notes to financial statements.

CROWN EQUITY HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. (”Crown Equity”) was incorporated in August 1995 in Nevada. The Company is offering its services to companies seeking to become public entities in the United States. It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields. The Company provides various consulting services to companies and individuals dealing with corporate structure and operations globally.

In 2007, the Company, through a wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell and produce computer systems which are capable of running multiple monitors from one computer.  CTS is able to run 16 monitors off one CPU. In late 2007, CTS began to attend trade shows and starting selling these systems. In 2009, Crown Trading Systems was dissolved as a corporation and its business was absorbed into the Company.

On September, 30, 2009 Crown Marketing, Inc acquired controlling interest of the Company from Crown Partners, Inc.

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

Stock Based Compensation

The company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award.

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

Crown Equity receives payment for its services in both cash and equity instruments issued by the customer. T he equity instruments are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and is based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the equity instruments are received or the date on which the contract is issued for the services to be preformed related to the payments received by Crown Equity.

Amounts received for revenue not earned as of period end are accounted for as deferred revenues.

Marketable Securities

In accordance with Accounting Standards Codification 825 an entity is permitted to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of ASC 825 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option are required to (i) recognize changes in fair value in earnings and (ii) expense any upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which it has elected the fair value option, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this either by reporting the fair value and non-fair-value carrying amounts as separate line items or by aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

Crown Equity adopted ASC 825 in the third quarter and elected the fair value option for their marketable securities; all current securities obtained during the year were sold prior to year end. Securities classified as long term are classified as restricted securities.

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

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2009 or 2008.

Basic and diluted net income (loss) per share

Basic and diluted net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income (loss) per share are the same due to the absence of common stock equivalents.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, marketable securities and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Crown Equity does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of December 31, 2009. Crown Equity had an increase in equity of $542,341 from the prior year. Although the equity increased substantially in year 2009 compared to year 2008 the Company has had an accumulated deficit and losses for numerous years prior to 2009.   Unless profitability and increase in shareholders equity continues, these conditions raises doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009:
	2009	2008
Computer equipment	$76,134	76,134
Less: accumulation depreciation	(58,141)	(32,761)
Net property and equipment	$17,993	43,373

Depreciation expense totaled $25,380 and $25,380 for the years ended December 31, 2009 and 2008.

NOTE 4 – INCOME TAXES
The Company follows Accounting Standards Codification 740, Accounting for Income Taxes. During 2009 there was a change in control of the Company.
Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.
The following schedule provides a reconciliation of the statutory income tax rate in effect as of December 31, 2009, to the effective rate as presented in the financial statements:

Description	2009

Tax provision at statutory rates	$20,948
Unrealized gain on securities (temporary difference)	(3,958)
–

Total income tax provision	$16,990

The Company had net income of $93,927 for the year ending December 31, 2009. Based on the unknown amount of NOL that may be applied to earnings no provision was made for the NOL and a tax liability of $16,990 has been accrued.

NOTE 5 – COMMON STOCK

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2009, 3,371,000 shares had been issued under the Plan.

In 2008 the Company issued 836,668 shares of common stock valued at $94,134 for services, 100,000 shares of common stock valued at $15,000 for accounts payable and cancelled 310,020 shares of common stock valued at par or $310.

In 2009 the Company issued 250,000 shares of common stock valued at $25,000 for cash, 60,000 shares of common stock valued at $6,000 for accounts payable and 3,371,000 shares of common stock valued at $302,650 for services.

NOTE 6 - RELATED PARTY TRANSACTIONS

Crown Equity shared office space at a cost of $845 per month with its majority shareholder, Crown Partners, Inc. Crown Equity entered into this lease in August 2007 and it expired in July 2008. Since the expiration of the lease and through December 31, 2009, Crown Equity office space was provided by one of the officers.

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month or $28,800 due in 2010. The landlord is related to one of the officers of the Company.

In the year ending December 31, 2009 the Company paid four related parties $61,750 and issued $227,000 of restricted stock to the same parties for services.  In 2008, $13,450 was paid and $23,000 was accrued for services to two related party consultants.

On September 29, 2009 Crown Marketing, Inc acquired from TaxMasters, Inc a majority of the outstanding shares of Crown Equity. As part of this transaction effective August 4, 2009, all outstanding balances due from Crown Equity to TaxMasters (Crown Partners) were forgiven. Just prior to the merger, Crown Equity owed Crown Partners $50,167 in advances and $55,897 in accounts payable. Crown Equity recognized this reduction of debt as contributed capital.

During December 2008, Crown Equity’s Chief Financial Officer advanced the company $24,335 in notes payable. As of December 31, 2009 and 2008, $0 and $51,210 were outstanding.

As of December 31, 2008, amounts were due to Crown Partners of $55,897 and Montse Zaman, Chief Financial Officer, of $18,822. During 2009, $10,000 was paid, and as of December 31, 2009, the amount outstanding was zero.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

During the quarter ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a to be determined in the future conversion price.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,024 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum.

During the quarter ended December 31, 2008, the Company borrowed $ 1,000 from an unrelated third party.  The note was unsecured, due on demand bearing no interest. The note was repaid during 2009.

Note 7 - CONTINGENCIES

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc.  The Company has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown has not accrued any amounts related to this contingency.

Note 8- RESTRICTED SECURITIES

Crown Equity has classified the marketable securities they hold as of yearend as long-term in accordance with rule 144 due to restrictions on sale & transfers of unregistered shares. As of December 31, 2009 $204,500 of the marketable securities which are non controlling shares received from customers as consulting income has been classified as restricted securities in accordance with Accounting Standards Codification 825 and 718.  The related gain is reflected in the income statement.

Note 9 – SUBSEQUENT EVENTS

Crown Equity evaluated all subsequent events from January 1, 2010 to March 8_, 2010 and concluded that there are no significant or material transactions to be reported for the subsequent period.