Form 10-Q
period 2010-03-31
Crown Equity Holdings, Inc.
filed 2010-05-05
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada 33-0677140
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

544West Sahara Avenue, Suite 205, Las Vegas, NV 89146
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
Yes ☐   No ☒

As of May 4, 2010, there were 73,267,616 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings Inc.
BALANCE SHEETS
(Unaudited)

ASSETS
	March 31,	December 31,
	2010	2009
Current assets
Cash and cash equivalents	$260,024	$249,612
Accounts receivable	2,500	--
Marketable securities	72,600	--
Prepaid expense	2,400	8,102
Total current assets	337,524	257,714
Fixed assets

Equipment and vehicles(net)	11,648	17,993

Restricted securities	56,125	204,500

Total Assets	$405,297	$480,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expense	$16,060	$14,332
Taxes payable	--	16,990

Deferred revenue	26,000	62,000
Accrued salaries	57,700	--

Total current liabilities	99,760	93,322
Long term liabilities
Notes payable- related parties	97,209	87,209
Total liabilities	196,969	180,531

Stockholder's Equity

Stockholders’ equity:
Preferred shares $0.001 par value, 10,000,000 shares authorized	-	-
None issued or outstanding
Common stock, $.001 par value, 490,000,0000 shares authorized
73,237,616 and 72,880,632 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively.	73,238	72,881

Additional-paid-in-capital	6,510,978	6,475,637
Accumulated deficit	(6,375,888)	(6,248,842)
Total stockholder's equity	208,328	299,676
Total Liabilities & Stockholders’ Equity	$405,297	$480,207

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
Three month periods ended March 31, 2010 and 2009
 (Unaudited)

	2010	2009

Revenue	$324,776	$6,144
Cost of revenues	(85,000)	(1,364)
Gross margin	239,776	4,780

Expenses:
General and administrative	241,994	253,985
Depreciation	6,345	6,345
Operating loss	(8,563)	(255,550)

Other Income (expense):
Other income	17,039	--
Interest income	31	--
Realized gain/(loss) on securities	1,700	--
Unrealized gain/(loss) on securities	(134,025)
Gain on debt forgiveness	--	1,319
Other expense	(2,916)	--
Interest expense	(312)	(766)
Total other income (expense)	(118,483)	553

Net loss	$(127,046)	$(254,997)

Net loss per common share (basic and diluted):	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted):	73,106,722	70,808,676

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2010 and 2009
 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,046)	$(254,997)
Adjustments to reconcile net income (loss) to cash used
in operating activities:
Depreciation expense	6,345	6,345
Stock for services	35,698	225,100
Unrealized (gain)/loss on securities	134,025	--
Realized (gain)/loss on securities	(1,700)	--
Restricted securities received for revenue	(14,550)	--
Marketable securities received for revenue	(21,000	--
Debt forgiveness income	--	(1,319)
Net Change in:
Accounts receivable	(2,500)	--
Accounts payable and accrued expenses	1,728	(3,089)
Income tax payable	(16,990)	270
Prepaid expenses	5,702	--
Accrued salaries	57,700	5,325
Deferred revenue	(57,000)	--

TOTAL CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	412	(22,365)

CASH FLOWS USED IN INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	--	(5,613)
Proceeds from sale of stock	--	25,000
Proceeds from notes payable, net	--	2,000
Notes payable-related party	10,000	2,650
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	24,037

Net Increase in Cash	10,412	1,672
Cash, beginning of period	249,612	2,898
Cash, end of period	$260,024	$4,570

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non Cash Investing and Financing
Common stock for accounts payable and accrued liabilities	$--	$29,000
Securities reclassed from restricted	$47,000	$-
Securities received for deferred revenues	$21,000	$-

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2009 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2009 as reported on Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of March 31, 2010. Unless profitability and increase in shareholders equity continues, these conditions raises substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Crown Equity has classified these marketable securities as level 1 with a fair value of $72,600 as of March 31, 2010.

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

Crown Equity adopted ASC 825 this quarter and elected the fair value option for their marketable securities. The related gain/loss based on valuation on the mark to market each balance sheet date is reflected in the income statement.

NOTE 4 – REVENUE RECOGNITION

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,185 to a three year unsecured note maturing on November 19, 2012. As of March 31, 2010 the balance increased by $10,000 to $81,185. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

During the quarter ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note may be converted into common shares of the company at the holder’s option at a to be determined in the future conversion price.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,024 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum.

NOTE 6 – EQUITY

On March 25, 2010, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred shares with par value of $0.001 and reducing the authorized shares of common stock from 500,000,000 shares to 490,000,000 shares.

During the three months ended March 31, 2010, Crown Equity issued 356,984 shares of common stock at $0.10 per share for a value of $35,698 for accrued compensation.

NOTE 7 - CONTINGENCIES

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc.  Crown Equity has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown Equity has not accrued any amounts related to this contingency.

NOTE 8- RESTRICTED SECURITIES

Crown Equity has classified the marketable securities they hold as of yearend as long-term in accordance with rule 144 due to restrictions on sale & transfers of unregistered shares. As of March 31, 2010 $56,125 of the marketable securities which are non controlling shares received from customers as consulting income has been classified as restricted securities in accordance with Accounting Standards Codification 825 and 718. The related gain/loss based on valuation on the mark to market each balance sheet date is reflected in the income statement.

NOTE 9 – SUBSEQUENT EVENTS

On April 1, 2010 the Company issued 30,000 shares of common stock at $0.10 per share valued at $3,000 for services.
Crown Equity evaluated events up through May 5, 2010. During this period, the Company did not have any other material recognizable subsequent events.

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

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada 89146.

As of March 31, 2010, Crown Equity had no employees but was utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

For the three months period ending September 2010 and 2009 revenues were $ 324,776 and $ 6,144 with net loss of $127,046 and a net loss of $254,997 respectively. During the period ending March 31, 2010 Crown Equity incurred deferred revenues of $ 26,000. General and administrative expense increased to $241,994 for the three months ended March 31, 2009 as compared to $253,985 for the three months ended March 31, 2010.  Interest expense incurred during the three month period ending March 31, 2010 was $312 compared $766 for the same period in 2009. Depreciation for the three months period ending March 31, 2010 was $6,345 and $6,345 for the same periods in 2009. The revenue increases in 2010 were from consulting services of approximately $258,550 and net deferred revenue pickup of $36,000. The net loss for the three month period ending March 31, 2010 consisted of an operating loss of $8,563 and other expenses of $118,483 of which $ 134,025 was an unrealized loss on securities.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, Crown Equity had current assets of $337,524 and current liabilities of $99,760, resulting in working capital of $ 237,764.  Shareholders' equity as of March 31, 2010 was $208,328. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.

Cash flow from operations for the period ending March 31, 2010 was $412 compared to ($22,365) for the same period in 2009 a positive increase of $21,953. Cash flow from financing activities during the period ended March 31, 2010 was $10,000 compared to $24,037 in 2009, a decrease of $14,037. The increase in sales was the significant factor in positive cash flow during the period ending March 31, 2010 compared to 2009 when the sale of stock contributed $25,000 to the financing activity.

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

EMPLOYEES

As of March 31, 2010, Crown Equity had no employees.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2009.

ITEM 2.  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2010 Crown Equity issued 356,984 shares of common stock at $0.10 per share for a value of $35,698 for accrued compensation.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM  5.  OTHER INFORMATION.

None

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

By /s/ Lowell Holden
Lowell Holden, CFO

Date: May 4, 2010