Form 10-Q
period 2010-06-30
Crown Equity Holdings, Inc.
filed 2010-08-06
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐   No ☒

As of August 6,  2010, there were 748,538,616 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

Crown Equity Holdings Inc.
BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
Assets

Current assets
Cash and cash equivalents	$280,330	$249,612
Marketable securities	206,824	-
Accounts receivable	12,000	-
Prepaid expense	2,400	8,102
Total current assets	501,554	257,714
Fixed assets
Equipment net, of depreciation $70,831	5,303	17,993
Restricted securities	85,000	204,500
Total Assets	591,857	480,207

Liabilities & Stockholder's Equity

Current liabilities
Accounts payable and accrued expenses	$17,652	$14,332
Salaries payable	85,951	—
Taxes payable	—	16,990
Deferred revenue	100,000	62,000
Total current liabilities	203,603	93,322
Long term liabilities
Notes payable –related parties	97,209	87,209
Total liabilities	300,812	180,531

Stockholder's Equity

Preferred shares $0.001 par value, 100,000,000 shares authorized None issued or outstanding	-	-
Common stock, $.001 par value, 4,900,000,0000 shares authorized, 748,108,860, and 728,806,320 shares issued and outstanding	748,109	728,810
Additional-paid-in-capital	5,993,436	5,819,708
Accumulated deficit	(6,450,500)	(6,248,842)
Total stockholder's equity	291,045	299,676
Total Liabilities & Stockholders’ Equity	$591,857	$480,207

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
Three and Six month periods ended June 30, 2010 and 2009
 (Unaudited)

	Three Months		Six Months
	2010	2009	2010	2009
Revenue	$349,212	$78,213	$673,988	$84,357
Cost of revenue	—	(529)	(85,000)	(1,893)
Gross margin	349,212	82,464	588,988	82,464

Expenses:
General and administrative	378,083	61,503	603,037	351,487
Depreciation	6,345	6,428	12,690	12,773
Operating income(loss)	(35,216)	9,753	(26,739)	(245,796)

Other Income (expense):
Other income	-	438	-	438
Interest income	35	-	66	-
Realized (loss) on securities	(875)	(9,724)	825	(9,274)
Unrealized gain(loss) on securities	(35,170)		(169,195)
Gain on debt forgiveness	—	—	—	1,319
Investment expense	(470)		(783)
Interest expense	(2,916)	(475)	(5,832)	(1,243)
Total other income(expense)	(39,396)	(9,761)	(174,919)	(9,210)

Net loss	$(74,612)	$(8)	$(201,658)	$(255,006)

Net loss per common share (basic and diluted):	$(0.00	$(0.00)	$(0.00	$(0.00)

Weighted average common shares outstanding (basic and diluted):	747,935,973	720,389,840	739,567,918	711,905,550
The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
Six month periods ended June 30, 2010 and June 30, 2009
 (Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(201,658)	$(255,006)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	12,690	12,773
Stock for services	193,026	225,100
Gain on accounts payable forgiveness	—	(1,319)
Unrealized (gain) loss on securities	169,195	—
Realized (gain) loss on securities	(825)	—
Net Change in:
Prepaid expenses	5,702	—
Accounts receivable	(12,000)	—
Marketable securities received for revenue	(367,503)	—
Accounts payable and accrued expenses	4,702	(4,203)
Accounts payable - related party	—	(5,981)
Taxes payable	(16,990)	—
Restricted securities received for revenue	150,750	—
Deferred revenue	(27,000)	—
Accrued salaries	85,951	20,150
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(3,960)	(8,486)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	—	(`1,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	—	(10,163)
Proceeds from sale of stock	24,678	25,000
Proceeds from notes payable	—	2,000
Notes payable-related party	10,000	2,650
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	34,678	19,487

Net Increase (Decrease) in Cash	30,718	9,190
Cash, beginning of period	249,612	2,898
Cash, end of period	$280,330	$12,088

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-
Non Monetary transactions
Securities received for deferred revenue	65,000	-
Reclass from restricted to marketable	39,000	-
Common stock for accounts payable and accrued liabilities	—	29,000
Common Stock for vehicle	—	2,000
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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of June 30, 2010. Unless profitability and increase in shareholders equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

NOTE 3 – MARKETABLE & RESTRICTED SECURITIES

Marketable securities are classified as available-for-sale and are presented in the balance sheet at fair market value.  Crown Equity classified certain securities as long-term due to restrictions on transfers.

Per Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement”, fair values defined establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $207,085 and restricted securities with a market value of $85,000 as of June 30, 2010.

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

Crown Equity receives payment for its services in both cash and equity instruments issued by the customer.  The equity instruments are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and is based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which they are received by Crown Equity.

Amounts received for revenue not earned as of period end are accounted for as deferred revenues.

Restricted Securities

Crown Equity has classified the marketable securities they hold as of yearend as long-term in accordance with rule 144 due to restrictions on sale & transfers of unregistered shares. As of June 30, 2010 $85,000 of the marketable securities which are non controlling shares received from customers as consulting income has been classified as restricted securities in accordance with Accounting Standards Codification 825 and 718. The related gain/loss based on valuation on the mark to market each balance sheet date is reflected in the income statement.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,185 to a three year unsecured note maturing on November 19, 2012. As of June 30, 2010 the balance increased by $10,000 to $81,185. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

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

On June 22, 2010 the Company approved a forward split of common stock at a ratio of 10 shares of 10 shares for each one share outstanding.  The Company approved the increase of authorized shares of common stock from 490,000,000 to 4,900,000,000 and increased the authorized number of preferred shares from 10,000,000 to 100,000,000, with both common and preferred having a par value of $0.001 per share.

During the six months ended June30, 2010, Crown Equity issued 19,302,540 shares of common stock for compensation for $193,026.

NOTE 7 - CONTINGENCIES

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc.  Crown Equity has assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown Equity has not accrued any amounts related to this contingency.

NOTE 8 – SUBSEQUENT EVENTS

On July 2, 2010 the Company issued 429,756 shares of common stock at $0.20 per share valued at $85,951 for services.

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

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada 89146.

As of June 30, 2010, Crown Equity had nine employees but was also utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

For the three months periods ending June 30, 2010 and 2009 revenues were $ 349,212 and $78,213 with net loss of $74,612 and a net loss of $8 respectively. During the period ending June 30, 2010 Crown Equity incurred deferred revenues of $100,000. General and administrative expense increased to $603,037 for the six months ended June 30, 2010 as compared to $351,487 for the six months ended June 30, 2009.  Interest expense incurred during the six month period ending June 30, 2010 was $5,832 compared $1,243 for the same period in 2009. Depreciation for the six months period ending June 30, 2010 was $12,690 and $12,773 for the same periods in 2009. The revenue increases in 2010 were from consulting services of approximately $599,613. The increase in revenue did not include deferred revenue of $100,000 for the period ending June 30, 2010. The net loss for the six month period ending June 30, 2010 consisted of an operating loss of $26,739 and other expenses of $174,919 of which $ 169,195 consisted of unrealized loss on securities.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, Crown Equity had current assets of $501,554 and current liabilities of $203,603, resulting in working capital of $297,951.  Shareholders' equity as of June 30, 2010 was $291,045. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.

Cash flow used in operations for the period ending June 30, 2010 was $3,960 compared to $8,486 for the same period in 2009 a negative increase of $4,526. Cash flow from financing activities during the period ended June 30, 2010 was $10,000 compared to $19,487 in 2009, a decrease of $9,487.

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

As of June 30, 2010, Crown Equity had nine employees.

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

During the six months ended June 30, 2010 Crown Equity issued 19,302,540 shares of common stock at $0.10 per share for a value of $193,026 compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

On May 26, 2010 the Company filed an 8-K for the filing of the Certificate of Designation with the State of Nevada authorize 25,000 shares of Series A Preferred  Stock, each share being convertible into 10,000 shares of common stock.

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

Date August 6, 2010