Form 10-Q/A
period 2010-06-30
Crown Equity Holdings, Inc.
filed 2010-08-10
CIK 1103833

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
Yes ☐   No ☒

As of August 10, 2010, there were 750,018,890 shares of Common Stock of the issuer outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 2, 2010 the Company issued 4,297,560 shares of common stock at $0.02 per share valued at $85,951 for services. Due to a pricing error these shares were cancelled and the Company issued 1, 910,030 shares of common stock at $0.04 per share valued at $85,951 for services.

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

Date August 10, 2010