Form 10-Q
period 2010-09-30
Crown Equity Holdings, Inc.
filed 2010-11-09
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada 33-0677140
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

5440 West Sahara Avenue, Suite 205, Las Vegas, NV 89146
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
Yes ☐   No ☒

As of November 9, 2010, there were 753,453,509 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

Crown Equity Holdings Inc.
BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
Assets

Current assets
Cash and cash equivalents	$218,292	$249,612
Marketable securities	154,332	-
Accounts receivable	4,000	-
Prepaid expenses	3,220	8,102
Total current assets	379,844	257,714

Fixed assets
Equipment, net of accumulated depreciation $81,420 and $58,141, respectively	61,449	17,993
Restricted securities	48,000	204,500
Total Assets	489,293	480,207

Liabilities & Stockholder's Equity

Current liabilities
Accounts payable and accrued expenses	$20,809	$14,332
Salaries payable	88,651	—
Taxes payable	—	16,990
Deferred revenue	—	62,000
Total current liabilities	109,460	93,322

Notes payable –related parties	95,209	87,209
Total liabilities	204,669	180,531

Stockholder's Equity

Preferred shares; $0.001 par value, 100,000,000 shares Authorized, none issued or outstanding	-	-
Common stock; $0.001 par value, 4,900,000,0000 shares authorized, 751,237,134 and 728,806,320 shares issued and outstanding, respectively	751,237	728,810
Additional paid-in capital	6,125,278	5,819,708
Accumulated deficit	(6,591,891)	(6,248,842)
Total stockholder's equity	284,624	299,676
Total Liabilities & Stockholders’ Equity	$489,293	$480,207

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
Three and Nine months ended September 30, 2010 and 2009
 (Unaudited)

	Three Months			Nine Months
	2010		2009	2010	2009
Revenue		$399,395	$334,602	1,073,383	$418,959
Cost of revenue		—	—	85,000	1,893
Gross margin		399,395	334,602	988,383	417,066

Operating Expenses:
General and administrative		381,555	119,036	1,019,631	434,523
Depreciation		10,589	6,692	23,297	19,466
Operating income (loss)		7,251	208,874	(54,527)	(36,923)

Other Income (Expense):
Other income		15	—	35,054	438
Interest income		11	81	77	81
Realized gain (loss) on securities		(6,211)	2,483	(5,386)	(7,242)
Unrealized loss on securities		(138,349)	—	(307,544)	—
Gain on debt forgiveness		—	14,764	—	16,083
Investment expense		(606)	(100)	(1,389)	(100)
Interest expense		(3,502)	(475)	(9,334)	(1,716)
Total other income (expense)		(148,642)	16,753	(288,522)	7,544

Net income (loss)	$	(141,391)	$225,627	$(343,049)	$(29,379)

Net income (loss) per common share (basic and diluted):		$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted):		750,925,650	723,503,570	743,395,432	715,751,930

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2010 and September 30, 2009
 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(343,049)	$(29,379)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	23,279	19,466
Stock for services	316,997	242,950
Gain on accounts payable forgiveness	—	(16,083)
Unrealized loss on securities	307,544	—
Realized loss on securities	5,386	7,242
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	—
Prepaid expenses	4,882	—
Marketable securities received for revenue	(376,225)	—
Restricted securities received for revenue	28,250	—
Accounts payable and accrued expenses	6,477	(1,148)
Accounts payable - related party	—	37,480
Taxes payable	(16,990)	—
Deferred revenue	(62,000)	5,000
Accrued salaries	88,651	22,471
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20,798)	287,999

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(55,735)	(1,811)
NET CASH USED IN INVESTING ACTIVITIES	(55,735)	(1,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	—	(63,226)
Proceeds from sale of stock	37,213	25,000
Proceeds from notes payable	—	(1,000)
Notes payable-related party	8,000	2,650
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45,213	(36,576)

Net Increase (Decrease) in Cash	(31,320)	249,612
Cash, beginning of period	249,612	2,898
Cash, end of period	$218,292	$252,510

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$576	$—
Income taxes paid	—	—

Noncash Investing and Financing Activities:
Securities received for deferred revenue	$56,250	$138,940
Stock issued for acquisition of fixed assets	11,000	—
Contributed capital	—	106,064
Common stock for accounts payable and accrued liabilities	—	29,000
Common Stock for vehicle	—	8,500

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of September 30, 2010. Unless profitability and increase in shareholders equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

NOTE 3 – MARKETABLE & RESTRICTED SECURITIES

Marketable securities are classified as available-for-sale and are presented in the balance sheet at fair market value.  Crown Equity classified certain securities as long-term due to restrictions on transfers.

Per Accounting Standards Codification 820 “Fair Value Measurement”, fair values defined establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements.

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

Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities at level 1 with a fair value of $154,332 and restricted securities with a market value of $48,000 as of September 30, 2010.

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

Amounts received for revenue not earned as of period end are accounted for as deferred revenues. As of September 30, 2010, there was no deferred revenue.

Restricted Securities

Crown Equity has classified the marketable securities they hold as of period-end as long-term in accordance with rule 144 due to restrictions on sale & transfers of unregistered shares. As of September 30, 2010 $48,000 of the marketable securities which are non controlling shares received from customers as consulting income has been classified as restricted securities in accordance with Accounting Standards Codification 825 and 718. The related gain/loss based on valuation on the mark to market each balance sheet date is reflected in the income statement.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three-year unsecured note maturing on November 19, 2012. As of June 30, 2010 the balance increased by $10,000 to $81,184. During the period ending September 30, 2010 the amount outstanding was reduced by a payment of $2,000 to $79,184. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

During the quarter ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note may be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum.  As of September 30, 2010 the outstanding principal balance due to the Montse Zaman and Phoenix Consulting Services was $95,209 plus accrued interest of $10,047 for a total of $105,256.

NOTE 6 – EQUITY

On March 25, 2010, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred shares with par value of $0.001 and reducing the authorized shares of common stock from 500,000,000 shares to 490,000,000 shares.

On June 22, 2010 the Company approved a forward split of common stock at a ratio of 10 shares for each one share outstanding.  The Company approved the increase of authorized shares of common stock from 490,000,000 to 4,900,000,000 and increased the authorized number of preferred shares from 10,000,000 to 100,000,000, with both common and preferred having a par value of $0.001 per share.

During the nine months ended September 30, 2010, Crown Equity issued 21,330,814 common shares for services with a total value of $316,997 as follows:
•	20,030,814 shares of common stock for compensation for $278,998;
•	1,000,000 shares of common stock for consulting services for $35,000:
•	300,000 shares of common stock for a vehicle for an employee for $3,000.

During the nine months ended September 30, 2010, Crown Equity issued 1,100,000 common shares for the acquisition of fixed assets valued at $11,000.

NOTE 7 - CONTINGENCIES

On April 14, 2010 the pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. was dismissed without prejudice and without further notice for lack of prosecution

NOTE 8 – SUBSEQUENT EVENTS

During October 2010, Crown Equity issued an aggregate of 2,216,375 common shares for compensation and consulting services.

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

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada 89146.

As of September 30, 2010, Crown Equity had 19 employees and utilizing the services of 10 independent contractors and consultants.

RESULTS OF OPERATIONS

For the three months periods ending September 30, 2010 and 2009 revenues were $ 399,395 and $334,602 with net loss of $141,391 and a net income of $225,627, respectively. Revenue for the nine month period ending September 30, 2010 and 2009 was $1,073,383 and $418,959, respectively. The revenue increases in 2010 were from consulting services of approximately $654,424. The net loss for the nine month period ending September 30, 2010 consisted of an operating loss of $54,527 and other expenses of $288,522 of which $ 307,544 consisted of unrealized loss on securities. This compares to an operating loss of $36,923 and net loss of $29,379 for the same period in 2009. General and administrative expense increased to $381,555 from $119,036 for the three month period ending September 30, 2010 and 2009 and $1,109,631 for the nine months ended September 30, 2010 as compared to $434,523 for the nine months ended September 30, 2009.  Interest expense incurred during the nine month period ending September 30, 2010 was $9,334 compared $1,716 for the same period in 2009. Depreciation for the nine months period ending September 30, 2010 was $23,297 and $19,466 for the same periods in 2009. Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

 LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, Crown Equity had current assets of $379,844 and current liabilities of $109,460, resulting in working capital of $270,384.  Shareholders' equity as of September 30, 2010 was $284,624. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.

Net cash used in operations for the period ending September 30, 2010 was $20,798 compared to cash provided of $287,999 for the same period in 2009, a decrease of $308,797. Net cash used in investing activities for the period ending September 30, 2010 was $55,735 compared to $1,881 for the same period in 2009, an increase of $53,854. Net cash provided by financing activities during the period ended September 30, 2010 was $45,213 compared to net cash used of $36,576 in 2009, an increase of $81,789.

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

EMPLOYEES

As of September 30, 2010, Crown Equity had nineteen employees.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On April 14, 2010 the pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. was dismissed without prejudice and without further notice for lack of prosecution.

ITEM 1A.  RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2009.

ITEM 2.  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2010 Crown Equity issued 20,330,814 shares of common stock at $0.045 to $0.01 per share with value of $281,998 for compensation, 1,000,000 shares of common stock at $0.035 with a value of $35,000 for contracted services and 1,100,000 shares of common stock at $0.01 per share with a value of $11,000 for the acquisition of fixed assets. The fixed assets acquisition was for furniture used to equip the office space leased as of January 1, 2010.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM  5.  OTHER INFORMATION.

On May 26, 2010 the Company filed an 8-K for the filing of the Certificate of Designation with the State of Nevada authorize 25,000 shares of Series A Preferred  Stock, each share being convertible into 10,000 shares of common stock.

On July 21, 2010 the Company filed an 8-K amending the Articles of Incorporation increasing the number of authorized shares of common stock to 4,900,000,000 and the number of authorized preferred shares to 100,000,000.  The Company also affected a 1 share for 10 shares forward split of its common stock.

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
Date November 8, 2010