Form 10-K/A
period 2009-12-31
Crown Equity Holdings, Inc.
filed 2010-12-14
CIK 1103833

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

5440 Sahara, Suite 205, Las Vegas, NV 89146
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

Large accelerated filer ☐                                                                                                Accelerated filer☐
Non-accelerated filer ☐ (Do not check if smaller reporting company             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes  ☒ No

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of March 8, 2010 was 72,880,632. The aggregate number of shares of the voting stock held by non-affiliates on March 10, 2010 was 26,023,220. The market value of these shares, computed by reference to the market closing price on March 8, 2010 was $1,573,932 For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

In 2007, the Company, through a wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell and produce computer systems which are capable of running multiple monitors from one computer. CTS is able to run 16 monitors off one CPU. In late 2007, CTS began to attend trade shows and starting selling these systems. However, due to the economic downturn in the economy at the time, the demand for these multiple monitor systems did not materialize and the Company has shelved its plans to sell and market these multiple monitor systems for the present time.

In 2009, Crown Trading Systems was dissolved as a corporation and its business was absorbed into the Company.  The Company still uses the trade name "Crown Trading Systems."  CTS has  reseller and distribution agreements with many wholesale and retail computer and components companies but is not presenting engaged in this business due to the lack of demand at the present time.  The Company may re-enter this field once the economy rebounds.

At the present time, the Company is offering its services to domestic and global companies seeking to become public entities in the United States. It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields. The Company provides various consulting services to companies and individuals dealing with corporate structure and operations globally.  The Company also provides public relations and news dissemination for publicly and privately held companies.

In 2009, the Company re-focused its primary vision to using its network of websites to provide advertising and marketing services, as a worldwide online media advertising publisher, dedicated to the distribution of quality branding information. The Company offers Internet media-driven advertising services, which cover and connect a wide range of marketing specialties, as well as search engine optimization for clients interested in online media awareness.  As part of its operations, the Company has utilized the services of software and hardware technicians in developing its websites and adding additional websites.  This allows the Company to disseminate news and press releases for its customers as well as general news and financial information on a much bigger scale than it did previously.  The Company markets its services to companies seeking market awareness of them and the services or goods that they offer.  The Company then publishes information concerning these companies on its many websites.  The Company is paid in cash and/or stock of the customer companies. The Company has numerous consulting and service customers and is therefore not dependent on any particular customer for a majority of its revenue.

In July, 2009, the Company granted a non-exclusive license to Velvet International, Inc. allowing Velvet to use the Company’s system and method of rendering public financial relations over the Internet.  The Company was paid a one-time licensing fee of $250,000 for the license but will not receive any future royalty or license payments from Velvet. Revenue from this sale allowed the Company to expand its efforts in developing it normal course of business as describe above.

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

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2008 and 2009.

Period	High Bid	Low Bid
1st Qtr 2008	.20	.10
2nd Qtr 2008	.16	.07
3rd Qtr 2008	.11	.03
4th Qtr 2008	.07	.01
1 st Qtr 2009	.11	.02
2 nd Qtr 2009	.075	.02
3 rd Qtr 2009	.11	.03
4 th Qtr 2009	.19	.04

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

In July, 2009, the Company received a one-time licensing fee of $250,000 which it has utilized in funding its current operations.  The Company also anticipates that as it proceeds with its planned advertising and marketing services, the revenues generated will be used to finance its operations in the short-term.  However, since this is a new venture for the Company, it is not certain whether the revenues generated will be sufficient to sustain the Company in the long-term.  The Company continues to search for additional areas in which it can generate revenue so that the Company will become profitable but there can be no guarantee that profitability will be achieved in the near- or long-term.

The Company’s sales and revenues are projected to continue to increase during the future. The long term impact on the financial position and liquidity from this growth of operation should be positive. However, during the interim development of the web sites and marketing services may have negative impact on the financial position of the Company

The Company will attempt to carry out its business plan as discussed below. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock and from a license fee.  The Company’s balance sheet as of December 31, 2009 reflects expanded assets and reduced liabilities from the previous year due to a significant increase in revenue over any previous years. The increase in revenue has had a positive impact on the Company’s liquidity; however, it may not reflect the ability of the Company to fund itself without outside sources in the future.  Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.  In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so.  As of December 31, 2009, the Company had converted outstanding advances of $71,184 due to Montse Zaman, an officer and director, to a three year unsecured note due on November 19, 2012, with interest accruing at 12% per annum.

The Company anticipates expanding its business in 2010 through the planned expansion of the Company’s marketing and advertising services on a global basis.  The Company hopes to begin hiring or retaining persons in other countries to translate the Company’s websites, news releases and marketing efforts into various foreign languages such that the Company will become an international provider of news, public relations and press releases for its customers.  The Company’s plans will be limited, however, by its ability to finance such a proposed expansion of its business.  If the revenues generated are not sufficient to finance these proposed operations, then the Company will have to scale back its proposed operations.  The Company’s ultimate success will be based upon whether or not there continues to be a demand for the services that the Company anticipates providing, which is also very dependent on the economy.  There can be no assurance that there will be a demand for the Company’s services in the future or that the Company will become profitable in providing these services.  As the Company’s expands its operations, the revenues received, in addition to paying current expenses, will also be utilized tof und its proposed global expansion making it unlikely that the Company will be profitable in the near future, if ever.

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

As of December 31, 2009, the Company had assets of $480,207 and liabilities of $180,531.  Shareholders’ Equity as of December 31, 2009 was $299,676 compared to a shareholders’ deficit of $242,665 at December 31, 2008. Liabilities decreased in 2009 through the reduction of debt due related parties and decreased accounts payable.  In addition short term debt of $97,209 was converted to long term debt maturing November 19, 2012.The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

The Company is active in its business and since inception has experienced significant change in liquidity or capital resources or stockholders’ equity through increased sales and business activity. The Company’s balance sheet as of December 31, 2009 reflects assets of $480,207 and liabilities of $189,253.  There exist no agreements or understandings with regard to future loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2008, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the year ended December 31, 2009, the Company had revenues of $659,907 compared to $23,190 revenues for the year ended December 31, 2008. For the year ended December 31, 2009, the Company had operating expenses of $594,023 and net income of $93,927. For the year ended December 31, 2008, the Company had operating expenses of $313,204 resulting in a net loss of $316,131. The difference in expenses between the two periods resulted from the Company's increased expenses in operations during 2009. The net income per share was $0.00 for year ended December 31, 2009 and net loss per share of $0.00, for the year ended December 31, 2008.

The difference in revenues from 2008 to 2009 resulted from a modification to the Company’s operations.  In 2008, the Company was focused on developing and marketing its multiple monitor computer systems as well as becoming an Internet sales site for the sale of computers and computer components.  In 2009, the Company, while still interested in both these sectors of business, had to refocus its efforts due to the economic downturn, both domestically and internationally.   The Company focused its efforts in building its website network as well as concentrating its efforts on creating a brand for itself.  In 2009, the Company began to provide marketing, advertising and public relations for small and medium sized companies, through disseminating information through its network of websites.  In addition, the Company received a one-time royalty payment of $250,000 as revenue during the 2009 fiscal year.  The balance of its revenues in 2009 came from its marketing, advertising and public relations services.  The cost of revenue was $2,805 due to the Company providing services and does not have inventory or product costs.  The Company’s expenses in 2009 were significantly higher than 2008 due to the expenses of compensating its contractors for its services totaling approximately $408,000 which enabled the Company to produce the revenues for the year.  The Company’s professional services for the year were approximately $81,000, depreciation was approximately $25,000, computer costs were approximately $12,000 and advertising expenses totaled $10,187.

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

Item 9a.   Controls & Procedures

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Business Experience. The following is a brief account of the business experience for the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

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

STEVEN ONOUE. Mr. Onoue is a director of the Company.  Since 2009, Mr Onoue has been self-employed as a day trader of securities.  From 2000 until August, 2009, Mr. Onoue was an officer and director of Crown Partners, Inc., the former majority shareholder of the Company.  As part of his duties with Crown Partners, Mr. Onoue was formerly as vice president and manager of Sanitec™ Services of Hawaii, Inc., a wholly-owned subsidiary of Crown Partners, Inc. engaged in medical waste treatment and disposal, from 2000 until May, 2005.  Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been registered securities professional as well as a being involved in real estate in Hawaii for more than 15 years.  Mr. Onoue brings his extensive experience in the securities and business fields to the Company.

ARNULFO SAUCEDO-BARDAN.   Mr. Saucedo-Bardan joined the Company in 2008 and presently is in charge of the Company’s developing the Company’s international sales.  Mr. Saucedo-Bardan is a businessman and developer and has been self-employed for more than five years.   Prior to joining the Company, in 2005, Mr. Saucedo-Bardan owned and operated a small restaurant in Mexico which he closed in December, 2007.   Mr. Saucdo-Bardan has a Bachelor’s Degree in Engineering from the Instituto Tecnologico De La Laguna in Mexico.  Mr. Saucedo-Bardan is the brother of Montse Zaman.

MONTSE ZAMAN.  Montse Zaman is the secretary and treasurer for the Company. She worked for Zaman & Company, a private business consulting firm, as an administrative assistant from 2003 until the end of 2008 when she joined the Company. Ms. Zaman has extensive organizational experience and is involved in handling the day-to-day administrative operations of the Company.  Ms. Zaman has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexico.

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

The Company previously adopted a Code of Ethics in 2004.  The Company has revised the Code of Ethics and is adopting a new Code of Ethics which applies to its directors as well as to its officers including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics is attached as an Exhibit to this Report and is also available on the Company’s website, www.crownequityholdings.com.  A copy of the Code of Ethics is also available at no charge to anyone who may send a request in writing to the Company, addressed to its CEO, at 5440 West Sahara Avenue, Suite 205, Las Vegas, NV 89146.

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 11.   Executive Compensation.

During fiscal 2009 the Company paid its officers and directors an aggregate of $61,750 plus issued 2,270,000 shares of common stock worth $227,000 for an aggregate value of $ 288,750 for their services.  Mr. Bosket, CEO and director, received $19,500 in cash and 410,000 shares of stock in restricted form, for total compensation of $37,100.  Mr. Saucedo-Bardan, director, received $21,800 in cash and 680,000 shares of stock in restricted form, for total compensation of $63,200, for his services as an employee of the Company.  Ms. Zaman, Secretary-Treasurer of the Company and director, received $20,450 in cash and 1,080,000 shares of stock in restricted form, for total compensation of $108,000.  Mr. Onoue received 100,000 shares of stock in restricted form for total compensation of $10,000 for his services as a director of the Company.

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

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	350,000	0.48%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Kenneth Bosket (1)	510,002	0.7%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Arnulfo Saucedo-Bardan (1)	680,000	0.93%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Montse Zaman (1)	1,082,000	1.48%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Lowell Holden(1)	156,000	.22%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Crown Marketing Corporation	44,079,410	60.48
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

Aida Bardan Gloria(2)	44,079,410	60.48
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

All directors and officers as a group (5)	2,778,002	3.81%

(1) Denotes officer or director.

(2) Mrs. Bardan Gloria is the sole shareholder of Crown Marketing Corp.  She is the mother of Montse Zaman and Arnulfo Saucedo-Bardan.  Both Ms. Zaman and Mr. Saucedo-Bardan disclaim any beneficial interest in the shares owned by Crown Marketing.

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	6,629,000
Equity compensation plans not approved by security holders			0
Total			6,629,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors.  At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

Item 13.   Certain Relationships and Related Transactions.

In 2009, the Company paid the following related parties:
•	Ken Bosket, CEO and director, $19,500 cash and 410,000 shares of restricted stock for a total value of $37,100
•	Arnulfo Saucedo-Bardan, director and employee, $21,800 cash and 680,000 shares of restricted stock for a total value of $63,200.

•	Montse Zaman, officer and director, $20,450 cash and 1,080,000 shares of restricted stock for a total value of $108,000
•	Steven Onoue, director, 100,000 shares of restricted stock for a total value of $10,000

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month or $28,800 due in 2010. The landlord is Ms. Zaman’s husband.

Crown Equity shared office space at a cost of $845 per month with its majority shareholder, Crown Partners, Inc. Crown Equity entered into this lease in August 2007 and it expired in July 2008. Since the expiration of the lease and through December 31, 2009, Crown Equity office space was provided by one of the officers.

On September 29, 2009 Crown Marketing, Inc. acquired from TaxMasters, Inc. a majority of the outstanding shares of Crown Equity. As part of this transaction effective August 4, 2009, all outstanding balances due from Crown Equity to TaxMasters (Crown Partners) were forgiven. Just prior to the merger, Crown Equity owed Crown Partners $50,167 in advances and $55,897 in accounts payable. Crown Equity recognized this reduction of debt as contributed capital.  Crown Marketing Corp. is owned by the mother of Ms. Zaman and Mr. Saucedo-Bardan, directors of the Company.

During December 2008, Crown Equity’s then-Chief Financial Officer Montse Zaman advanced the company $24,335 in notes payable. As of December 31, 2009 and 2008, $0 and $51,210 were outstanding.

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

 Item 13. Exhibits and Reports on Form 8-K.

On October 1, 2009 an 8-K was filed reporting the change of control of the Company from Crown Partners, Inc. to Crown Marketing, Inc.

(a)	Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number	Description
10(5)	License Agreement with Velvet International
10(6)	Stock Purchase Agreement by and between TaxMasters, Inc. and Crown Marketing Corp.
14	Code of Business Conduct and Ethics
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

/s/ MaloneBailey, LLP
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

CROWN EQUITY HOLDINGS, INC.
STATEMENT OF STOCKHOLDER’S EQUITY
Years Ended December 31, 2009 and 2008

			Additional
	Common Shares		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	68,572,984	$68,573	$5,922,397	$(6,026,638)	$(35,668)

Issuance of common stock for accounts payable	100,000	100	14,900		15,000
Issuance of common stock for services	836,668	837	93,297		94,134
Cancellation of common stock	(310,020)	(310)	310		—
Net loss				(316,131)	(316,131)

Balance, December 31, 2008	69,199,632	$69,200	$6,030,904	$(6,342,769)	$(242,665)

Issuance of common stock for cash	250,000	250	24,750		25,000
Issuance of common stock for accounts payable	60,000	60	5,940		6,000
Issuance of common stock for service	896,000	896	72,024		72,920
issuance of common stock for service to related parties	2,475,000	2,475	235,955		238,430
Debt forgiveness related party			106,064		106,064
Net income				93,927	93,927

Balance , December 31, 2009	72,880,632	72,881	6,457,637	(6,248,842)	299,676

See summary of significant accounting policies and notes to financial statements

CROWN EQUITY HOLDINGS, INC.
STATEMENT OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$93,927	$(316,131)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation expense	25,380	25,380
Common stock issued for services	311,350	94,135
Unrealized (gain)/loss on securities	(26,387)	—
Realized (gain)/loss on securities	(9,515)	—
Net Change in:
Accounts receivable	—	14,004
Accounts payable and accrued expenses	(16,736)	22,357
Accounts payable and accrued expense- related party	(14,187)	32,861
Prepaid expenses	(8,102)	—
Restricted Securities	(106,597)	—
Income Tax Payable	16,990	—
Accrued salaries	(23,000)	—
TOTAL CASH FLOWS PROVIDED IN OPERATING ACTIVITIES	243,123 3	(127,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances- related party	(10,409)	66,005
Note payable payments to - related party	(10,000)	14,335
(Payments on) note payable	(1,000)	1,000
Proceeds for sale of stock	25,000	—
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,591	81,340

Net Increase (Decrease) in Cash	246,714	(46,054)
Cash, beginning of period	2,898	48,952
Cash, end of period	$249,612	$2,898

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
NONCASH TRANSACTIONS:
Common stock issued for stock payable	$—	$15,000
Securities received for deferred revenue	62,000	—
Stock for accounts payable and accrued liabilities	6,000	—
Related party liabilities converted to long term debt-related party	97,209	—

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

Stock Based Compensation

The company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

Revenue recognition

Crown Equity’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company recognizes its revenue from services as those services are performed. Revenue recognition is limited to the amount that is not contingent upon delivery of any future service or meeting other specified performance conditions.

Services are normally completed as described on the sales invoice issued for the service provided. In most cases the services is a one-time completion and recognized when the service is completed. I a service is provided over a time period that exceeds 30 days the revenue is recognized on a monthly basis at the end of the month in which it is completed.

Contract revenues include royalties under license. Contract revenue related to technology licenses is fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of Crown Equity is required.

Crown Equity receives payment for its services in both cash and equity instruments issued by the customer. T he equity instruments are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and is based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the equity instruments are received or the date on which the contract is issued for the services to be preformed related to the payments received by Crown Equity. During the year ended December 31, 2009 the Company received equity securities valued at $216,685 for payment of services to the Company.

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

Crown Equity adopted ASC 825 in the third quarter and elected the fair value option for all their marketable securities. Securities classified as long term or are not freely marketable are classified as restricted securities.

Management has elected the fair value option as management believes it best reflects the true market value of the securities at the date of valuation.

The Company reports the change in value of the securities as realized or unrealized gains or losses on a quarterly basis.  The gain or loss is calculated as the difference between the acquiring value and the closing market value at the end of the reporting period. As of December 31, 2009 the Company reported realized gains of $9,515 and unrealized gains of $26,387.

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

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholder’s equity.

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

The Company values the stock issued for services to non employees based on the closing price of the stock issued upon completion of the requisite service period. The value is expensed upon completion of the services. As of December 31, 2009, 3,371,000 shares had been issued under the Plan.

In 2008 the Company issued 836,668 shares of common stock valued at $94,134 for services, 100,000 shares of common stock valued at $15,000 for accounts payable and cancelled 310,020 shares of common stock valued at par or $310.

In 2009 the Company issued 250,000 shares of common stock valued at $25,000 for cash, 60,000 shares of common stock valued at $6,000 for accounts payable and 3,371,000 shares of common stock valued at $311,350 for services.

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

In the year ending December 31, 2009 the Company paid four related parties $61,750 and issued $227,000 of restricted stock to the same parties for services.  In 2008, $13,450 was paid and $23,000 was accrued for services to two related party consultants. The related parties provide a variety of services including accounting, managerial, writing and  web content production.

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