Form 10-Q/A
period 2010-03-31
Crown Equity Holdings, Inc.
filed 2010-12-14
CIK 1103833

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

Crown Equity Holdings Inc.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$260,024	$249,612
Accounts receivable	2,500	—
Marketable securities	72,600	—
Prepaid expense	2,400	8,102
Total current assets	337,524	257,714
Fixed assets
Equipment and vehicles(net)	11,648	17,993

Restricted securities	56,125	204,500

Total Assets	$405,297	$480,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expense	$16,060	$14,332
Taxes payable	—	16,990

Deferred revenue	26,000	62,000
Accrued salaries	57,700	—

Total current liabilities	99,760	93,322
Long term liabilities
Notes payable- related parties	97,209	87,209
Total liabilities	196,969	180,531

Stockholder's Equity

Stockholders’ equity:
,Preferred shares $0.001 par value, 10,000,000 shares authorized None issued or outstanding	-	-
Common stock, $.001 par value, 490,000,0000 shares authorized 73,237,616 and 72,880,632 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively.	73,238	72,881

Additional-paid-in-capital	6,510,978	6,475,637
Accumulated deficit	(6,375,888)	(6,248,842)
Total stockholder's equity	208,328	299,676
Total Liabilities & Stockholders’ Equity	$405,297	$480,207

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
Three month periods ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Revenue	$324,776	$6,144
Cost of revenues	(85,000)	(1,364)
Gross margin	239,776	4,780
Expenses:
General and administrative	241,994	253,985
Depreciation	6,345	6,345
Operating loss	(8,563)	(255,550)

Other Income (expense):
Other income	17,039	—
Interest income	31	—
Realized gain/(loss) on securities	1,700	—
Unrealized gain/(loss) on securities	(134,025)
Gain on debt forgiveness	—	1,319
Other expense	(2,916)	—
Interest expense	(312)	(766)
Total other income(expense)	(118,483)	553

Net loss	$(127,046)	$(254,997)

Net loss per common share (basic and diluted):	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted):	73,106,722	70,808,676

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2010 and 2009
 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,046)	$(254,997)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expense	6,345	6,345
Stock for services	35,698	225,100
Unrealized (gain)/loss on securities	134,025	—
Realized (gain)/loss on securities	(1,700)	—
Restricted securities received for revenue	(14,550)	—
Marketable securities received for revenue	(21,000	—
Debt forgiveness income	—	(1,319)
Net Change in:
Accounts receivable	(2,500)	—
Accounts payable and accrued expenses	1,728	(3,089)
Income tax payable	(16,990)	270
Prepaid expenses	5,702	—
Accrued salaries	57,700	5,325
Deferred revenue	(57,000)	—

TOTAL CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	412	(22,365)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	—	(5,613)
Proceeds from sale of stock	—	25,000
Proceeds from notes payable, net	—	2,000
Notes payable-related party	10,000	2,650
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	24,037

Net Increase in Cash	10,412	1,672
Cash, beginning of period	249,612	2,898
Cash, end of period	$260,024	$4,570

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non Cash Investing and Financing
Common stock for accounts payable and accrued liabilities	$—	$29,000
Securities reclassed from restricted	$47,000	$-
Securities received for deferred revenues	$21,000	$-

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

In 2007, the Company, through a wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell and produce computer systems which are capable of running multiple monitors from one computer.  CTS is able to run 16 monitors off one CPU. In late 2007, CTS began to attend trade shows and starting selling these systems. In 2009, Crown Trading Systems was dissolved as a corporation and its business was absorbed into the Company.  At the present time, due to the downturn in the US economy, the Company is not selling any products from this website although it may begin to offer products from this website in the future if the market rebounds.

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

On September, 30, 2009 Crown Marketing, Inc. acquired controlling interest of the Company from Crown Partners, Inc.

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada 89146.

As of March 31, 2010, Crown Equity had no employees but was utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

For the three months period ending September 2010 and 2009, revenues were $ 324,776 and $ 6,144 with net loss of $127,046 and a net loss of $254,997, respectively. During the period ending March 31, 2010, Crown Equity incurred deferred revenues of $ 26,000. General and administrative expense increased to $241,994 for the three months ended March 31, 2009 as compared to $253,985 for the three months ended March 31, 2010.  Interest expense incurred during the three month period ending March 31, 2010 was $312 compared $766 for the same period in 2009. Depreciation for the three months period ending March 31, 2010 was $6,345 and $6,345 for the same periods in 2009. The revenue increases in 2010 were from consulting services of approximately $258,550 and net deferred revenue pickup of $36,000. The net loss for the three month period ending March 31, 2010 consisted of an operating loss of $8,563 and other expenses of $118,483 of which $ 134,025 was an unrealized loss on securities.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, Crown Equity had current assets of $337,524 and current liabilities of $99,760, resulting in working capital of $ 237,764.  Shareholders' equity as of March 31, 2010 was $208,328. Further, there exist no agreements or understandings with regard to future loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.  The Company is presently indebted to an officer and director, Montse Zaman, in the amount of $97,209,

Cash flow from operations for the period ending March 31, 2010 was $412 compared to ($22,365) for the same period in 2009 a positive increase of $21,953. Cash flow from financing activities during the period ended March 31, 2010 was $10,000 compared to $24,037 in 2009, a decrease of $14,037. The increase in sales was the significant factor in positive cash flow during the period ending March 31, 2010 compared to 2009 when the sale of stock contributed $25,000 to the financing activity.

Our revenues for the quarter totaled $324,776 compared to $6,144 for the same period last year.  The increase is due to the Company’s change in direction from becoming an online computer and components reseller to providing advertising and marketing via the Internet for small companies.  Our general and administrative expenses totaled $241,994, a decrease over the same period last year.  The Company intends to continue offering its advertising and marketing services but cannot predict whether or not its efforts will continue to generate revenues.  It is a new entry into this competitive field.  The continuing economic downturn in the US and globally may affect the Company’s chance for continued growth and/or success in this endeavor.  As the Company hires employees, its operating costs and expenses are increasing.  If we cannot generate sufficient revenues to cover these expenses, the Company may have to terminate employees, making it difficult to continue to provide services in a timely manner to customers and affecting its ability to generate and service new and existing customers.

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