Form 10-Q/A
period 2010-06-30
Crown Equity Holdings, Inc.
filed 2010-12-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

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

544West Sahara Avenue, Suite 205, Las Vegas, NV89146
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
Yes ☐  No ☒

As of August 6, 2010,there were 748,538,616 shares of Common Stock of the issuer outstanding.

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

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF OPERATIONS
Three and Six month periods ended June 30, 2010 and 2009
 (Unaudited)

	Three Months		Six Months
	2010	2009	2010	2009
Revenue	$349,212	$78,213	$673,988	$84,357
Cost of revenue	—	(529)	(85,000)	(1,893)
Gross margin	349,212	82,464	588,988	82,464

Expenses:
General and administrative	378,083	61,503	603,037	351,487
Depreciation	6,345	6,428	12,690	12,773
Operating income(loss)	(35,216)	9,753	(26,739)	(245,796)

Other Income (expense):
Other income	-	438	-	438
Interest income	35	-	66	-
Realized (loss) on securities	(875)	(9,724)	825	(9,274)
Unrealized gain(loss) on securities	(35,170)		(169,195)
Gain on debt forgiveness	—	—	—	1,319
Investment expense	(470)		(783)
Interest expense	(2,916)	(475)	(5,832)	(1,243)
Total other income(expense)	(39,396)	(9,761)	(174,919)	(9,210)

Netloss	$(74,612)	$(8)	$(201,658)	$(255,006)

Net loss per common share (basic and diluted):	$(0.00	$(0.00)	$(0.00	$(0.00)

Weighted average common shares outstanding (basic and diluted):	747,935,973	720,389,840	739,567,918	711,905,550

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
Six month periods ended June 30, 2010and June 30, 2009
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

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2009Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2009as reported on Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of June 30, 2010. Unless profitability and increase in shareholders equity continues, these conditions raisesubstantialdoubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

NOTE 3 – MARKETABLE & RESTRICTED SECURITIES

Marketable securities are classified as available-for-sale and are presented in the balance sheet at fairmarket value.  Crown Equity classified certain securities as long-term due to restrictions on transfers.

Per Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement”, fair values defined establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements.

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. Thishierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities at level 1 with a fair value of $207,085and restricted securities with a market value of $85,000 as of June 30, 2010.

Per Accounting Standards Codification 825 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, an entity is permitted to irrevocably elect fair value on acontract-by-contract basis for new assets or liabilities within the scope of ASC 825 as the initial and subsequent measurement attribute for those financialassets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option are required to(i) recognize changes in fair value in earnings and (ii) expense any up-front costs and fees associated with the item for which the fair value option is elected.Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for whichit has elected the fair value option, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this either byreporting the fair value and non-fair-value carrying amounts as separate line items or by aggregating those amounts and disclosing parenthetically the amount offair value included in the aggregate amount.

Crown Equity adopted ASC 825this quarter and elected the fair value option for their marketable securities.The related gain/loss based on valuation on the mark to market each balance sheet date is reflected in the income statement.

NOTE 4 – REVENUE RECOGNITION

The Company provides various consulting services to companies and individuals dealing with corporate structure and operations globally.Crown Equity’s revenue is recognized pursuant to ASC 605 “RevenueRecognition.” The Company recognizes its revenue from services as those services are performed. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting otherspecified performance conditions. Product sales, accounted for within fulfillment services, are recognized upon shipment to thecustomer and satisfaction of all obligations.

Contract revenues include royalties under license and collaboration agreements. Contract revenue related to technology licenses is fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of Crown Equity is required.

Crown Equity receives payment for its services in both cash and equity instruments issued by the customer.  The equity instruments are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and is based on the fair value of the considerationreceived or the fair value of the equity instrument issued, whichever ismore reliably measurable. The measurement date of the fair value of theequity instrument issued is the date on which they are received by Crown Equity.

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

NOTE 5- RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,185to a three year unsecured note maturing on November 19, 2012. As of June 30, 2010 the balance increased by $10,000 to $81,185. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

During the quarter ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note may be converted into common shares of the company at the holder’s option at ato be determined in the future conversion price.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,024 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum.

NOTE 6–EQUITY

On March 25,2010, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred shares with par value of $0.001 and reducing the authorized shares of common stock from 500,000,000 shares to 490,000,000 shares.

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

During the six months ended June30, 2010,Crown Equityissued 19,302,540 shares of common stock forcompensation for $193,026.

NOTE7- CONTINGENCIES

There is pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc.  Crown Equityhas assessed the outcome of a loss as remote and furthermore the maximum liability in small claims court is $2,500.  Crown Equityhas not accrued any amounts related to this contingency.

NOTE8 – SUBSEQUENT EVENTS

On July 2, 2010 the Company issued 429,756 shares of common stock at $0.20 per share valued at $85,951 for services.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Crown Equity’sactual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in Crown Equity’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

In 2007, the Company, through a wholly-owned subsidiary, Crown Trading Systems, Inc. (“CTS”), a Nevada corporation, began to develop, sell and produce computer systems which are capable of running multiple monitors from one computer.  CTS is able to run 16 monitors off one CPU. In late 2007, CTS began to attend trade shows and starting selling these systems. In 2009, Crown Trading Systems was dissolved as a corporation and its business was absorbed into the Company.  At the present time, the Company is not engaged in developing, selling or marketing this concept due to the economic slump.  If demand develops again, the Company may attempt to sell its monitor systems again.

On September, 30, 2009 Crown Marketing, Inc acquired controlling interest of the Company from Crown Partners, Inc.

Crown Equity is offering its services to companiesand their management seeking to become public entities in the United States.  It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields.

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

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada89146.

As of June 30, 2010, Crown Equity had nineemployees but was also utilizing the services of independent contractors and consultants.

RESULTS OF OPERATIONS

For the three months periods ending June 30, 2010 and 2009 revenues were $ 349,212 and $78,213with net loss of $74,612 and a net loss of $8 respectively.During the period ending June 30, 2010 Crown Equity incurred deferred revenues of $100,000. General and administrative expense increased to$603,037for the six months ended June 30, 2010 as compared to $351,487 for the six months ended June 30, 2009.Interest expense incurred during the sixmonth period ending June 30, 2010 was $5,832 compared $1,243 for the same period in 2009. Depreciation for the six months period endingJune 30, 2010was $12,690 and $12,773 for the same periods in 2009.The revenue increases in 2010were from consulting services of approximately $599,613.The increase in revenue did not include deferred revenue of $100,000 for the period ending June 30, 2010. The net lossfor the six month period endingJune 30, 2010 consisted of an operating loss of $26,739 and other expenses of $174,919 of which $ 169,195consisted of unrealized loss on securities.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, Crown Equity had current assets of $501,554and current liabilities of $203,603, resulting in working capital of $297,951.  Shareholders' equityas ofJune 30, 2010 was $291,045.Further, there exist no agreements or understandings with regard tofutureloan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.  The Company is currently indebted to Montse Zaman, an officer and director, for past advances and loans to the Company totaling $97,209.

Cash flow used in operations for the period ending June 30, 2010 was $3,960compared to $8,486 for the same period in 2009 a negativeincrease of $4,526. Cash flow from financing activities during the period ended June 30, 2010was $10,000 compared to $19,487 in 2009, adecreaseof $9,487.

Our revenues for the quarter totaled $349,212 compared to $78,213 for the same period last year.    The increase is due to the Company’s change in direction from becoming an online computer and components reseller to providing advertising and marketing via the Internet for small companies.  Our general and administrative expenses for the quarter totaled $378,083, an increase from $61,503 for the same period last year.  The Company intends to continue offering its advertising and marketing services but cannot predict whether or not its efforts will continue to generate revenues.  It is a new entry into this competitive field.  The continuing economic downturn in the US and globally may affect the Company’s chance for continued growth and/or success in this endeavor.  As the Company hires employees, its operating costs and expenses are increasing.  If we cannot generate sufficient revenues to cover these expenses, the Company may have to terminate employees, making it difficult to continue to provide services in a timely manner to customers and affecting its ability to generate and service new and existing customers.

For the six months ended June 30, 2010, revenues were $673,988 compared to $84,357 for the same six month period last year.  Our general and administrative expenses totaled $603,037 for the six months ended June 30, 2010 compared to $351,487 for the same period last year.  The increase is due to increased operating costs in servicing our customers.

Our existing capital maynot be sufficient to meet Crown Equity's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  This condition raises substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

EMPLOYEES

As of June 30, 2010, Crown Equity had nineemployees.

ITEM 3.   CONTROLS AND PROCEDURES

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Crown Equity  is not required to provide information required under this Item.

ITEM 4T:    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and formsbecause of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

ITEM 2.  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2010 Crown Equityissued 19,302,540shares of common stock at $0.10 per share for a value of $193,026 compensation.

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

DateAugust 6,2010