Form 10-Q/A
period 2010-09-30
Crown Equity Holdings, Inc.
filed 2010-12-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The accompanying notes are an integral part of the unaudited financial statements

Crown Equity Holdings Inc.
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2010 and September 30, 2009
 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(343,049)	$(29,379)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	23,297	19,466
Stock for services	316,997	242,950
Gain on accounts payable forgiveness	—	(16,083)
Unrealized loss on securities	307,544	—
Realized loss on securities	5,386	7,242
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	—
Prepaid expenses	4,882	—
Marketable securities received for revenue	(376,225)	—
Restricted securities received for revenue	28,250	—
Accounts payable and accrued expenses	6,477	(1,148)
Accounts payable - related party	—	37,480
Taxes payable	(16,990)	—
Deferred revenue	(62,000)	5,000
Accrued salaries	88,651	22,471
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20,798)	287,999

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(55,735)	(1,881)
NET CASH USED IN INVESTING ACTIVITIES	(55,735)	(1,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	—	(63,226)
Proceeds from sale of stock	37,213	25,000
Proceeds from notes payable	—	(1,000)
Notes payable-related party	8,000	2,650
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45,213	(36,576)

Net Increase (Decrease) in Cash	(31,320)	249,612
Cash, beginning of period	249,612	2,898
Cash, end of period	$218,292	$252,510

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$576	$—
Income taxes paid	—	—

Noncash Investing and Financing Activities:
Securities received for deferred revenue	$56,250	$138,940
Stock issued for acquisition of fixed assets	11,000	—
Contributed capital	—	106,064
Common stock for accounts payable and accrued liabilities	—	29,000
Common Stock for vehicle	—	8,500

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, Crown Equity had current assets of $379,844 and current liabilities of $109,460, resulting in working capital of $270,384.  Shareholders' equity as of September 30, 2010 was $284,624. Further, there exist no agreements or understandings with regard to future loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.  The Company is presently indebted to Montse Zaman, an officer and director, for loans and advances totaling $97,209.

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

Our revenues for the quarter totaled $399,395 compared to $334,602 for the same period last year.    The increase is due to the Company’s change in direction from becoming an online computer and components reseller to providing advertising and marketing via the Internet for small companies. Our general and administrative expenses for the quarter totaled $381,555, an increase from $119,036 for the same period last year.  The Company intends to continue offering its advertising and marketing services but cannot predict whether or not its efforts will continue to generate revenues.  It is a new entry into this competitive field.  The continuing economic downturn in the US and globally may affect the Company’s chance for continued growth and/or success in this endeavor.  As the Company hires employees, its operating costs and expenses are increasing.  If we cannot generate sufficient revenues to cover these expenses, the Company may have to terminate employees, making it difficult to continue to provide services in a timely manner to customers and affecting its ability to generate and service new and existing customers.

For the nine months ended September 30, 2010, revenues were $1,073,383 compared to $418,959 for the same nine month period last year.  Our general and administrative expenses totaled $1,019,631 for the nine months ended September 30, 2010 compared to $434,523 for the same period last year.  The increase is due to increased operating costs in servicing our customers.

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

Changes in Internal Control over Financial Reporting

Tthere have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date November 9, 2010