Form 10-K/A
period 2009-12-31
Crown Equity Holdings, Inc.
filed 2011-02-02
CIK 1103833

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

KENNETH BOSKET. Kenneth Bosket is a director of the Company.  Mr. Bosket has been CEO of the Company since June, 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is co-founder of JaHMa, a music company in Las Vegas, Nevada and a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket has received numerous awards, such as the Pinnacle Award for his exceptional service with his former employer combined with his community service involvements. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University.  Mr. Bosket brings to the Company extensive experience in managing employees as well as extensive marketing experience which has been invaluable in helping the Company move forward with offering its marketing and advertising services.

STEVEN ONOUE. Mr. Onoue is a director of the Company.  Since 2009, Mr Onoue has been self-employed as a day trader of securities.  From 2000 until August, 2009, Mr. Onoue was an officer and director of Crown Partners, Inc., the former majority shareholder of the Company.  As part of his duties with Crown Partners, Mr. Onoue was formerly as vice president and manager of Sanitec™ Services of Hawaii, Inc., a wholly-owned subsidiary of Crown Partners, Inc. engaged in medical waste treatment and disposal, from 2000 until May, 2005.  Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been registered securities professional as well as a being involved in real estate in Hawaii for more than 15 years.  Mr. Onoue brings his extensive experience in the securities and business fields to the Company.  His experience in operating businesses as well as his keen understanding of the public securities markets for small cap companies makes him an asset to the Company.

ARNULFO SAUCEDO-BARDAN.   Mr. Saucedo-Bardan joined the Company in 2008 and presently is in charge of the Company’s developing the Company’s international sales.  Mr. Saucedo-Bardan is a businessman and developer and has been self-employed for more than five years.   Prior to joining the Company, in 2005, Mr. Saucedo-Bardan owned and operated a small restaurant in Mexico which he closed in December, 2007.   Mr. Saucdo-Bardan has a Bachelor’s Degree in Engineering from the Instituto Tecnologico De La Laguna in Mexico.  Mr. Saucedo-Bardan is the brother of Montse Zaman.  Mr. Saucedo-Bardan’s engineering experience has provided the Company with a great deal of assistance in developing and maintaining the Company’s numerous websites as well as assisting in the constant monitoring and updating of these websites.
MONTSE ZAMAN.  Montse Zaman is the secretary and treasurer for the Company. She worked for Zaman & Company, a private business consulting firm, as an administrative assistant from 2003 until the end of 2008 when she joined the Company. Ms. Zaman has extensive organizational experience and is involved in handling the day-to-day administrative operations of the Company.  Ms. Zaman has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexico.  Mrs. Zaman possesses strong administrative credentials which have proven invaluable in handling the daily operations of the Company and reporting and working directly with the Company’s CFO in ensuring that all financial transactions are accurately and properly reported.
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

The following table sets for the compensation for all officers and directors during the past three years:

Summary Compensation Table

		Annual compensation				Long-term compensation
						Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($) (1)
Kenneth Bosket, CEO, Director	2009 2008 2007	19,500 12,000 —	(1)	- -	- -	17,600 -	- -	- -	37,100 12,000
Arnulfo Saucedo-Bardan, Chairman, Director	2009 2008 2007	21,800 3,000 -	(2)	- - -	- - -	41,400 - -	- - -	- - -	63,200 3,000 -
Montse Zaman, Secretary, Treasurer, Director	2009 2008 2007	20,450 20,700 12,000	(3)	- - -	- - -	87,550 - -	- - -	- - -	108,000 20,700- 12,000
Steven Onoue Director	2009 2008 2007	- - -		- - -	- - -	10,000 - -	- - -	- - -	10,000 - -
Lowell Holden CFO, Director	2009 2008 2007	- - -		- - -	- - -	- - -	- - -	- - -	- - -

(1)	Mr. Bosket received $9,000 in cash and $ 3,000 in accrued compensation
(2)	Mr. Saucedo-Bardan received $3,000 in accrued compensation
(3)	Ms. Zaman received $3,700 in cash and $17,000 in accrued compensation
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

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	350,000	0.48%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Kenneth Bosket (1)	510,002	0.7%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Arnulfo Saucedo-Bardan (1)	680,000	0.93%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Montse Zaman (1)	1,082,000	1.48%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Lowell Holden(1)	156,000.22%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Crown Marketing Corporation	44,079,410	60.48
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

Aida Bardan Gloria(2)	44,079,410	60.48
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

All directors and officers as a group (5)	2,778,002	3.81%

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

Of the Company’s five directors, only Messrs. Holden and Onoue may be considered “independent” directors as they are the only directors which are not also employed by the Company and/or work out of the Company’s headquarters in Las Vegas, Nevada.  The Company has no committees and therefore has no independent directors serving on committees

Item 14. Principal Accounting Fees and Services

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

The following financial statements and schedules are filed as part of this report:

EXHIBITS FILED WITH THIS REPORT

Exhibits required by Item 601 of Regulation S-K.  The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit
Number	Description
3(i)	Amended and Restated Articles of Incorporation
3(ii)	Bylaws
10(5)	License Agreement with Velvet International
10(6)*	Stock Purchase Agreement by and between TaxMasters, Inc. and Crown Marketing Corp.
14	Code of Business Conduct and Ethics
31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 *    Exhibit filed herewith

(b) There was one report on Form 8-K during the fourth quarter of the Company’s fiscal year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on January 31, 2011.

CROWN EQUITY HOLDINGS, INC.

By:/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2011.

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