Form 10-Q/A
period 2010-06-30
Crown Equity Holdings, Inc.
filed 2011-02-02
CIK 1103833

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, Crown Equity had current assets of $501,554and current liabilities of $203,603, resulting in working capital of $297,951.  Shareholders' equityas ofJune 30, 2010 was $291,045.Further, there exist no agreements or understandings with regard to future loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.  The Company is currently indebted to Montse Zaman, an officer and director, for past advances and loans to the Company totaling $97,209.

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

DateJanuary 31, 2011