Form 10-Q/A
period 2010-09-30
Crown Equity Holdings, Inc.
filed 2011-02-02
CIK 1103833

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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes :☒  No: ☐

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