Form 10-Q/A
period 2010-03-31
Crown Equity Holdings, Inc.
filed 2011-03-10
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment  3)
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

Crown Equity Holdings Inc.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$260,024	$249,612
Accounts receivable	2,500	—
Marketable securities	72,600	—
Prepaid expense	2,400	8,102
Total current assets	337,524	257,714
Fixed assets
Equipment and vehicles(net)	11,648	17,993

Restricted securities	56,125	204,500

Total Assets	$405,297	$480,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expense	$16,060	$14,332
Taxes payable	—	16,990

Deferred revenue	26,000	62,000
Accrued salaries	57,700	—

Total current liabilities	99,760	93,322
Long term liabilities
Notes payable- related parties	97,209	87,209
Total liabilities	196,969	180,531

Stockholder's Equity

Stockholders’ equity:
,Preferred shares $0.001 par value, 10,000,000 shares authorized	-	-
None issued or outstanding
Common stock, $.001 par value, 490,000,0000 shares authorized
73,237,616 and 72,880,632 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively.	73,238	72,881

Additional-paid-in-capital	6,510,978	6,475,637
Accumulated deficit	(6,375,888)	(6,248,842)
Total stockholder's equity	208,328	299,676
Total Liabilities & Stockholders’ Equity	$405,297	$480,207

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

Date: March 9, 2011