Form 10-K/A
period 2009-12-31
Crown Equity Holdings, Inc.
filed 2011-03-11
CIK 1103833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 3
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

Item 9a.Controls & Procedures

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

The following tables sets for the compensation for all officers and directors during the past three years:

Summary Compensation Table

		Annual compensation				Long-term compensation
						Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($) (1)
Kenneth Bosket,	2009	19,500		-	-	17,600	-	-	37,100
CEO,	2008	12,000	(1)	-	-	-	-	-	12,000
Director	2007	—
Arnulfo Saucedo-Bardan,	2009	21,800		-	-	41,400	-	-	63,200
Chairman,	2008	3,000	(2)	-	-	-	-	-	3,000
Director	2007	-		-	-	-	-	-	-
Montse Zaman,	2009	20,450		-	-	87,550	-	-	108,000
Secretary, Treasurer,	2008	20,700	(3)	-	-	-	-	-	20,700-
Director	2007	12,000		-	-	-	-	-	12,000
Lowell Holden	2009	-		-	-	-	-	-	-
CFO,	2008	-		-	-	-	-	-	-
Director	2007	-		-	-	-	-	-	-

(1)	Mr. Bosket received $9,000 in cash and $ 3,000 in accrued compensation
(2)	Mr. Saucedo-Bardan received $3,000 in accrued compensation
(3)	Ms. Zaman received $3,700 in cash and $17,000 in accrued compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings (4)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Steve Onoue	0	10,000	0	0	0	0	10,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 4, 2011.

CROWN EQUITY HOLDINGS, INC.

By:/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2011.

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

CROWN EQUITY HOLDINGS, INC.
STATEMENT OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$659,907	$23,190

Direct material costs	2,805	17,341

Operating expenses:
General and administrative	568,643	293,675
Depreciation	25,380	25,380

Operating income(loss)	63,079	(313,204)

Other income
Gain on debt forgiveness	16,083	—
Interest income	225	—
Realized gain(loss)	9,515	—
Unrealized gain(loss)	26,387	—
Total other income	52,210	—

Other expenses:
Interest expense	(3,015)	(2,927)
Other expense	(1,357)	—
Total other expense	(4,372)	(2,927)

Total other income(expense)	(47,838)	(2,927)

Net income(loss) before taxes	$110,917	$(316,131)
Tax	$16,990	—
Net income (loss)	$93,927	$(316,131)
Net income(loss) per share:
Net income(loss) basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding:
Basic and diluted	71,881,265	68,793,729

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

General and Administrative Expenses

Crown Equity’s general and administrative expenses consisted of the following types of expenses during the years ended December 31, 2010 and 2009: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses

NOTE 2 - GOING CONCERN

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