Form 10-K
period 2010-12-31
Crown Equity Holdings, Inc.
filed 2011-04-01
CIK 1103833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                     Accelerated filer☐
Non-accelerated filer ☐ (Do not check if smaller reporting company                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes  ☒ No

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of March 28, 2011 was 780,726,546. The aggregate number of shares of the voting stock held by non-affiliates on March 28, 2011 was 233,667,954. The market value of these shares, computed by reference to the market closing price on March 28, 2011 was $4,206,023.  For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1: BUSINESS

A) General

Crown Equity Holdings Inc. formerly known as Micro Bio-Medical Waste Systems, Inc. (the “Company”) was incorporated on August 31, 1995 as “Visioneering Corporation” under the laws of the State of Nevada.

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

In December, 2010, the Company formed two wholly owned subsidiaries Crown Tele Services, Inc. and Crown Direct, Inc.  Crown Tele Inc. was formed to provide voice over internet services to clients at a competitive price and Crown Direct, Inc. was formed to provide direct sales to customers.  Both entities had minimum sales during the year.

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

The Company’s office is located at 5440 West Sahara, Suite 205, Las Vegas NV 89146.

As of December 31, 2010, the Company had 16 employees and utilized the services of 5 independent contractors and consultants.

Item 2: Properties

The Company has sub-leased office space from an affiliate of the Company at a cost of $2,400 per month for a period of twelve months, expiring in December, 2010.  The Company believes that this office space is sufficient for its needs for the period of the lease.

Item 3: Legal Proceedings

The Company had pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc. which was filed September 25, 2008.   On April 14, 2010 the case was dismissed without prejudice and without further notice for lack of prosecution.

In November, 2010, the Company, along with other individuals and entities, was named in a lawsuit filed federal court for the District of Nevada. The amended complaint alleges securities violations, breach of contract and defamation.  The Company has engaged legal representation and believes the complaint and its allegations to be wholly without merit.  The Company has filed a motion to dismiss and intends to vigorously defend itself in this matter, which the Company believes to be wholly without merit.

Item 4: Submission of Matters to a Vote of Security Holders

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

On May 25, 2010, the Company designated 25,000 shares of its preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”).  The Series A Stock is convertible at the option of the holder into 10,000 shares of the Company’s common stock for each share of Series A  Stock held.  No Series A Stock has been issued. In March, 2011, the Company amended its Series A Stock, increasing the number of shares to 1,000,000 shares with each share convertible into one hundred (100) shares of the Company’s common stock at the option of the Holder.  The Company accepted a subscription to issue 600,000 shares of its Series A Stock to an unaffiliated third party for $600,000 in March, 2011.

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol “CRWE” and CUSIP #22834M107. The Company’s stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2010, the Company had 753,737,071 shares of its common stock issued and outstanding, of which 208,884,361 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2009 and 2010.

Period	High Bid	Low Bid
1st Qtr. 2009	.011	.001
2nd Qtr. 2009	.0075	.002
3rd Qtr. 2009	.011	.003
4th Qtr. 2009	.019	.004
1 st Qtr. 2010	.019	.0075
2 nd Qtr. 2010	.048	.01
3 rd. Qtr. 2010	.075	.028
4 th Qtr. 2010	.05	.0111

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2010, the Company estimates there are approximately 45 “holders of record” of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 4,900,000,000 shares of common stock, par value $.001 and 100,000,000 shares of preferred stock, par value $.001, none of which are issued and outstanding.

Item 6: Selected Financial Data

Not applicable.

Item 7: Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-K, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncert7ainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2010 and 2009 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

The Company’s sales and revenues are projected to continue to increase during the future. The long term impact on the financial position and liquidity from this growth of operation should be positive. However, during the interim development of the web sites and marketing services may have negative impact on the financial position of the Company.

The Company will attempt to carry out its business plan as discussed below. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock and from a license fee.  The Company’s balance sheet as of December 31, 2010 reflects expanded assets and reduced liabilities from the previous year due to a significant increase in revenue over any previous years. The increase in revenue has had a positive impact on the Company’s liquidity; however, it may not reflect the ability of the Company to fund itself without outside sources in the future.  Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.  In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so.  As of December 31, 2010, the Company has $79,184 due to Montse Zaman, an officer and director, and $16,025 due to Phoenix Consulting Services, a company controlled by Montse Zaman, as three year unsecured notes due on November 19, 2012, with interest accruing at 12% per annum.

The Company anticipates continually expanding its business in 2011 through the planned expansion of the Company’s marketing and advertising services on a global basis.  The Company hopes to begin hiring or retaining persons in other countries to translate the Company’s websites, news releases and marketing efforts into various foreign languages such that the Company will become an international provider of news, public relations and press releases for its customers.  The Company’s plans will be limited, however, by its ability to finance such a proposed expansion of its business.  If the revenues generated are not sufficient to finance these proposed operations, then the Company will have to scale back its proposed operations.  The Company’s ultimate success will be based upon whether or not there continues to be a demand for the services that the Company anticipates providing, which is also very dependent on the economy.  There can be no assurance that there will be a demand for the Company’s services in the future or that the Company will become profitable in providing these services.  As the Company’s expands its operations, the revenues received, in addition to paying current expenses, will also be utilized to fund its proposed global expansion making it unlikely that the Company will be profitable in the near future, if ever.

At December 31, 2010, the Company had working capital of $1,056,950 which consisted of current assets of $1,458,453 and current liabilities of $401,593. The current liabilities of the Company at December 31, 2010 are composed primarily deferred revenue of $216,095 and accounts payable and accrued expenses of $185,498.

Cash flows used in operating activities during the year ending December 31, 2010 was $151,397 compared to cash flow provided of $243,123 for the same period in 2009. This represents a negative change of $394,520. The primary factor to the change includes marketable securities received for revenue of $553,763 for the year ending December 31, 2010 compared to $106,597 during the same period in 2009.

Cash flows provided by investing activities for the year ended December 31, 2010 totaled $43,512 and included cash paid for the purchase of fixed assets totaling $55,735, cash paid for the acquisition of marketable securities of $3,125 and proceeds from the sale of marketable securities of $102,372 compared  to zero investing activities during 2009.

Cash flows provided by financing was $8,000 for the year ending December 31, 2010 compared to $3,591 for the same period in 2009. The 2010 financing was due to an increase in notes payable to a related party.

As of December 31, 2010, the Company had assets of $1,514,755 and liabilities of $496,802.  Stockholders’ equity as of December 31, 2010 was $1,017,953 compared to equity of $299,676 at December 31, 2009. Liabilities increased in 2010 due to the increase in deferred revenue and accounts payable and accrued liabilities to $216,095 and $185,498, respectively. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2008, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the year ended December 31, 2010, the Company had revenues of $1,396,228 compared to $659,907 revenues for the year ended December 31, 2009. For the year ended December 31, 2010, the Company had operating expenses of $1,473,992 and a net income of $290,283.  For the year ended December 31, 2009, the Company had operating expenses of $594,023 and a net income of $93,927. The difference in expenses between the two periods resulted from the Company's increased operations during 2010. The net income per share was $0.00 for year ended December 31, 2010 and $0.00, for the year ended December 31, 2009.

The difference in revenues from 2009 to 2010 resulted from a modification to the Company’s operations.  In 2009, the Company had to refocus its efforts due to the economic downturn, both domestically and internationally.   The Company focused its efforts in building its website network as well as concentrating its efforts on creating a brand for itself.  In 2010 the Company expanded its efforts to provide marketing, advertising and public relations for small and medium sized companies, through disseminating information through its network of websites.  The direct material cost to revenue in 2010 was $86,890. The Company providing services and does not have inventory or product costs.  The Company’s expenses in 2010 were significantly higher than 2009 due to the expenses of added employees and compensating its contractors for their services provided. Compensation and payroll cost totaled $1,056,337, legal costs were $100,880, web site expenses were $55,207 and advertising costs were $30,262, comprising the major expenses of operations during 2010.

Item 8:   Financial Statements

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 9a:  Controls & Procedures

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

Item 9b:   Other Information

None.

Part III

Item 10  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Arnulfo Saucedo-Bardan	39	Chairman , Director since February, 2008

Steven Onoue	52	Director since July, 2002

Kenneth Bosket	64	CEO, Director since June 2008

Montse Zaman	36	Secretary, Treasurer, Director since February, 2008

Lowell Holden	68	CFO, Director since January 2010

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

Business Experience: The following is a brief account of the business experience for the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

KENNETH BOSKET. Kenneth Bosket is a director of the Company.  Mr. Bosket has been CEO of the Company since June, 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is co-founder of JaHMa, a music company in Las Vegas, Nevada and a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket has received numerous awards, such as the Pinnacle Award for his exceptional service with his former employer combined with his community service involvements. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University.  Mr. Bosket brings to the Company extensive experience in managing employees as well as extensive marketing experience which have been invaluable in helping the Company move forward with offering its marketing and advertising services.

STEVEN ONOUE. Mr. Onoue is a director of the Company.  Since 2009, Mr. Onoue has been self-employed as a day trader of securities.  From 2000 until August, 2009, Mr. Onoue was an officer and director of Crown Partners, Inc., the former majority shareholder of the Company.  As part of his duties with Crown Partners, Mr. Onoue was formerly as vice president and manager of Sanitec™ Services of Hawaii, Inc., a wholly-owned subsidiary of Crown Partners, Inc. engaged in medical waste treatment and disposal, from 2000 until May, 2005.  Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been registered securities professional as well as a being involved in real estate in Hawaii for more than 15 years.  Mr. Onoue brings his extensive experience in the securities and business fields to the Company.  His experience in operating businesses as well as his keen understanding of the public securities markets for small cap companies makes him an asset to the Company.

ARNULFO SAUCEDO-BARDAN.   Mr. Saucedo-Bardan joined the Company in 2008 and presently is in charge of the Company’s developing the Company’s international sales.  Mr. Saucedo-Bardan is a businessman and developer and has been self-employed for more than five years.   Prior to joining the Company, in 2005, Mr. Saucedo-Bardan owned and operated a small restaurant in Mexico which he closed in December, 2007.   Mr. Saucedo-Bardan has a Bachelor’s Degree in Engineering from the Instituto Tecnologico De La Laguna in Mexico.  Mr. Saucedo-Bardan is the brother of Montse Zaman.  Mr. Saucedo-Bardan’s engineering experience has provided the Company with a great deal of assistance in developing and maintaining the Company’s numerous websites as well as assisting in the constant monitoring and updating of these websites.

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

CONFLICTS OF INTEREST

The Officers and Directors of the Company will devote most of their time to the Company however; there will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Item 11:  Executive Compensation

During fiscal 2010 the Company paid its officers and directors an aggregate of $150,150 plus issued 8,767,510 shares of common stock valued at $149,800 plus accrued $44,250 for services for an aggregate value of $344,200 for their services.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS COMPENSATIONOFFICERS COMPENSATION

	Annual compensation				Long-term compensation
					Awards		Payouts
Name and Principal Position	Salary ($)		Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($) (1)
Kenneth
Bosket,
CEO,	28,000		-	-	38,000	-	-	66,000
Director	19,500		-	-	17,600	-	-	37,100
	12,000	(1)						12,000
Arnulfo	29,400		-	-	39,600	-	-	69,000
Saucedo-	21,800		-	-	41,400	-	-	63,200
Bardan,	3,000	(2)	-	-	-	-	-	3,000
Chairman,
Director
Montse
Zaman,
Secretary,	61,250		-	-	87,950	-	-	149,200
Treasurer,	20,450		-	-	87,550	-	-	108,000
Director	20,700	(3)	-	-		-	-	20,700
Lowell
Holden
CFO,	31,500		-	-	28,500	-	-	60,000
Director	-		-	-	-	-	-	-
	-		-	-	-	-	-	-

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

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 100,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2010, 57,710,000 shares had been issued under the Plan.

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

Item 12  Security Ownership of Certain Beneficial Owners and Management

There were 753,707,071 shares of the Company' common stock issued and outstanding on December 31, 2010. There are 100,000,000 shares of preferred stock, par value $.001, authorized but none issued. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	3,500,000	.46%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Kenneth Bosket (1)	6,940,300	.92%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Arnulfo Saucedo-Bardan (1)	8,909,170	1.18%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Montse Zaman (1)	81,986,640	10.88%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Lowell Holden(1)	2,722,500	.36%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Crown Marketing Corporation	440,794,100	58.48
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

Aida Bardan Gloria(2)	440,794,100	58.48
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

All directors and officers as a group (5)	547,058,592	13.81%

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	66,290,000
Equity compensation plans not approved by security holders			0
Total	0		66,290,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors.  At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

Item 13:  Certain Relationships and Related Transactions

In 2010, the Company paid the following related parties:
•	Ken Bosket, CEO and director, $28,000 cash and 1,840,280 shares of restricted stock plus accrued $8,500 for a total value of $66,000
•	Arnulfo Saucedo-Bardan, Chairman and director, $29,400 cash and 2,109,170 shares of restricted stock plus accrued $8,500 for a total value of $69,000.
•	Montse Zaman, Secretary, Treasurer and director, $61,250 cash and 3,655,560 shares of restricted stock plus accrued $18,750 for a total value of $149,200
•	Lowell Holden CFO and director, $31,500 cash and 1,162,500 shares of restricted stock plus accrued $8,500 for a total value of $60,000.

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space was $2,400 per month or $28,800 paid in 2010. The landlord is Ms. Zaman’s husband.  The lease was renewed for one more year at the same rental rate as in 2010.

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

During December 2008, Crown Equity’s then-Chief Financial Officer Montse Zaman advanced the company $24,335 in notes payable. As of December 31, 2010 and 2009 the outstanding balance was zero.

As of December 31, 2008, amounts were due to Crown Partners of $55,897 and Montse Zaman, Chief Financial Officer, of $18,822. As of December 31, 2010 and 2009, the amount outstanding was zero.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $79,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

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

Of the Company’s five directors, only Messrs. Holden and Onoue may be considered “independent” directors as they are the only directors which are not also employed by the Company and/or work out of the Company’s headquarters in Las Vegas, Nevada.  The Company has no committees and therefore has no independent directors serving on committees

Item 14  Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2010	2009
Audit fees	$12,505	13,828
Audit related fees	-	-
Tax fees	1,500	6,000
All other fees	-	-

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

 Item 13:  Exhibits and Reports on Form 8-K

On January 13, 2010 the Company filed an 8-K pertaining to a change in officers and directors.

On March 26, 2010 the Company filed an 8-K pertaining to amended articles of incorporation authorizing 10,000,000 shares of preferred stock.

On July 20, 2010 the Company filed an 8-K amending the articles of incorporation increasing the authorized common shares to 4,900,000,000 and preferred shares to 100,000,000.

(a)	Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

EXHIBITS FILED WITH THIS REPORT

Exhibits required by Item 601 of Regulation S-K.  The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit
Number	Description
3(i)	Amended and Restated Articles of Incorporation (filed as an exhibit to that Form 8-K filed on 3-20-10 and incorporated herein by this reference)
3(ii)	Bylaws (filed as an exhibit to Form 10-SB filed on 3-13-2000 and incorporated herein by this reference)
10(5)	License Agreement with Velvet International
10(6)	Stock Purchase Agreement by and between TaxMasters, Inc. and Crown Marketing Corp.
14	Code of Business Conduct and Ethics
31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 *    Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 31, 2011.

CROWN EQUITY HOLDINGS, INC.

By:/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Crown Equity Holdings, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of Crown Equity Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings, Inc. as of December 31, 2010 and 2009 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown Equity Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Crown Equity Holdings, Inc. has historically suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 31, 2011

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$149,727	$249,612
Marketable securities	1,295,751	204,500
Accounts receivable	10,665	—
Prepaid expense	2,400	8,102
Total current assets	1,458,543	462,214

Property and equipment, net of accumulated depreciation of $86,657 and $58,141, respectively	56,212	17,993
Total assets	$1,514,755	$480,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$185,498	$14,332
Taxes payable	—	16,990
Deferred revenue	216,095	62,000
Total current liabilities	401,593	93,322

Notes payable- related parties	95,209	87,209
Total liabilities	496,802	180,531

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 4,900,000,000 authorized, 753,737,071 and 728,806,320 issued and outstanding, respectively	753,737	728,810
Additional paid-in capital	6,222,775	5,819,708
Accumulated deficit	(5,958,559)	(6,248,842)
Total stockholders’ equity	1,017,953	299,676

Total liabilities and stockholders’ equity	$1,514,755	$480,207

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009

Revenue	$1,396,228	$659,907
Direct material costs	86,890	2,805
Gross profit	1,309,338	657,102

Operating expenses:
General and administrative expense	1,445,476	568,643
Depreciation	28,516	25,380
Income (loss) from operations	(164,654)	63,079

Other income (expenses):
Gain on debt forgiveness	—	16,083
Other income	35,966	—
Interest income	98	225
Realized gain (loss) on marketable securities	(18,579)	9,515
Unrealized gain on marketable securities	452,587	26,387
Interest expense	(12,307)	(3,015)
Other expense	(2,828)	(1,357)
Total other income	454,937	47,838

Net income before taxes	290,283	110,917

Provision for income taxes	—	16,990

Net income	$290,283	$93,927

Net income per share, basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding	745,919,471	718,812,650

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2010 AND 2009

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2008	691,996,320	$691,996	$5,408,108	$(6,342,769)	$(242,665)

Issuance of common stock for cash	2,500,000	2,500	22,500	—	25,000
Issuance of common stock for accounts payable	600,000	600	5,400	—	6,000
Issuance of common stock for services	8,960,000	8,960	63,960	—	72,920
Issuance of common stock for service to related parties	24,750,000	24,750	213,680	—	238,430
Debt forgiveness- related party	—	—	106,064	—	106,064

Net income	—	—	—	93,927	93,927

Balances at December 31, 2009	728,806,320	728,806	5,819,712	(6,248,842)	299,676

Issuance of common stock for services	23,830,751	23,831	393,163	—	416,994
Stock issued for fixed assets	1,100,000	1,100	9,900	—	11,000

Net income	—	—	—	290,283	290,283

Balances at December 31, 2010	753,737,071	$753,737	$6,222,775	$(5,985,559)	$1,017,953

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLDIATED STATEMENTS OF CASH FLOWS
	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$290,283	$93,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	28,516	25,380
Common stock issued for services	416,994	311,350
Marketable securities disposed for services	13,368	—
Unrealized gain on marketable securities	(452,587)	(26,387)
Realized (gain) loss on marketable securities	18,579	(9,515)
Changes in operating assets and liabilities:
Accounts receivable	(10,665)	—
Prepaid expense	5,702	(8,102)
Marketable securities received for revenue	(553,763)	(106,597)
Accounts payable and accrued expense	171,166	(39,736)
Accounts payable and accrued expense-related party	—	(14,187)
Income taxes payable	(16,990)	16,990
Deferred revenue	(62,000)	—
Net cash provided by (used in) operating activities	(151,397)	243,123

Cash flows from investing activities:
Proceeds from the sale of marketable securities	102,372	—
Cash paid for the purchase of marketable securities	(3,125)	—
Cash paid for acquisition of fixed assets	(55,735)	—
Net cash provided by investing activities	43,512	—

Cash flows from financing activities:
Repayment of advances from related party	—	(10,409)
Borrowings on notes payable to related party	—	(10,000)
Payments on notes payable to related party	8,000	—
Payments on notes payable	—	(1,000)
Proceeds from sale of stock	—	25,000
Net cash provided by (used in) financing activities	8,000	3,591

Net increase (decrease) in cash	(99,885)	246,714
Cash – beginning of year	249,612	2,898
Cash – end of year	$149,727	$249,612

SUPPLEMENT DISCLOSURES:
Interest paid	$642	$—
Income taxes paid	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Marketable securities received for deferred revenue	$216,095	$62,000
Common stock issued for the acquisition of fixed assets	11,000	—
Stock issued for accounts payable and accrued liabilities	—	6,000
Related party liability converted to long-term debt-related party	—	97,209

The accompanying notes are an integral part of these consolidate financial statements.

CROWN EQUITY HOLDINGS, INC.
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

In 2010 the Company formed two subsidiaries Crown Tele Service, Inc. and Crown Direct, Inc.  Crown Tele will provide voice over IP messaging at a competitive price to other competitors and Crown Direct will provide its client with direct sales of products.

On September, 30, 2009 Crown Marketing, Inc. acquired controlling interest of Crown Equity from Crown Partners, Inc..

Principles of Consolidation

The consolidated financial statements include the financial information of Crown Equity Holdings and its wholly owned subsidiaries, Crown Tele, Inc. and Crown Direct, Inc. All significant inter-company accounts and transactions have been eliminated.

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

Services are normally completed as described on the sales invoice issued for the service provided. In most cases the services is a one-time completion and recognized when the service is completed. If a service is provided over a time period that exceeds 30 days the revenue is recognized on a monthly basis at the end of the month in which it is completed.

Contract revenues include royalties under license. Contract revenue related to technology licenses is fully recognized only after the license period has commenced, the technology has been delivered and no further involvement of Crown Equity is required.

Crown Equity receives payment for its services in both cash and equity instruments issued by the customer. The equity instruments are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and is based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the company fully vests in the shares received. The company is fully vested in the stock it received on the date of receipt of the shares. Services that are not preformed within the period are recognized as deferred revenue. Based on this valuation method, during the years ended December 31, 2010 and 2009, the Company received equity securities valued at $553,763 and $106,597, respectively for payment of services to the Company and equity securities valued at $216,095 and $62,000 which were recorded as deferred revenue as of December 31, 2010 and 2009, respectively.

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

Crown Equity adopted ASC 825 in the third quarter of fiscal 2009 and elected the fair value option for all their marketable securities.

Management has elected the fair value option as management believes it best reflects the true market value of the securities at the date of valuation.

The Company reports the change in value of the securities as realized or unrealized gains or losses on a quarterly basis.  The gain or loss is calculated as the difference between the acquiring value and the closing market value at the end of the reporting period. For securities purchased, the acquiring value is the fair value of the securities on the date they are acquired. For securities received as payment for revenue transactions, the acquiring value is the fair value of the securities on the date the Company receives the shares as this is the date the company is fully vested in the stock. During the years ended December 31, 2010 and 2009, the Company reported realized gains (losses) of ($18,579) and $9,515 and unrealized gains of $452,587 and $26,387, respectively.

Property and equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2010 or 2009.

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share are the same due to the absence of common stock equivalents.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

Crown Equity does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $5,958,559 as of December 31, 2010 and incurred a loss from operations of $164,654 for the year ended December 31, 2010. Unless profitability and increases in stockholders’ equity continues, these conditions raise doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 – MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are presented in the balance sheet at fair market value.

Per Accounting Standards Codification 820 “Fair Value Measurement ”, fair values defined establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements.

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

Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities at level 1 with a fair value of $1,295,751 and $204,500 as of December 31, 2010 and 2009, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Computer equipment	$142,869	$76,134
Less: accumulation depreciation	(86,657)	(58,141)
Net property and equipment	$56,212	$17,993

Depreciation expense totaled $28,516 and $25,380 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes. During 2009, there was a change in control of the Company.

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

The Company did not have taxable income for the years ended December 31, 2010 or 2009.

The Company’s deferred tax assets consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Net operating loss	$19,104	$21,700
Deferred revenue	75,633	14,185
Total deferred tax asset	94,737	35,885
Valuation allowance	(94,737)	(35,885)
Net deferred tax asset	$-	$-

The Company had a net income of $290,283 and $93,927 for the years ending December 31, 2010 and 2009, respectively. As of December 31, 2010, the company’s net operating loss carryforward was $54,583.

NOTE 6 – COMMON STOCK

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants.

The Company values the stock issued for services to non-employees based on the closing price of the stock issued upon completion of the requisite service period. The value is expensed upon completion of the services.

In 2009 the Company issued 2,500,000 shares of common stock valued at $25,000 for cash, 600,000 shares of common stock valued at $6,000 for accounts payable and 33,710,000 shares of common stock valued at $311,350 for services.

In 2010 the Company issued 1,100,000 shares of common stock valued at $11,000 for fixed assets and 23,830,751 shares valued at $416,994 for services.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month or $28,800 due in 2010. The landlord is related to one of the officers of the Company.

In the year ending December 31, 2010 the Company paid four related parties $150,150 and issued $149,800 of common stock to the same parties and accrued $44,250 for services.  In 2009 $61,750 was paid and $227,000 was accrued for services to two related party consultants. The related parties provide a variety of services including accounting, managerial, writing and web content production.

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

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum. During 2010 the related party advanced the Company $8,000 bring the total principal amount under the note as of December 31, 2010 to $79,184.

During the quarter ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrue interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,024 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. The unpaid principal amount on this note was $16,024 as of December 31, 2009 and 2010.

During the quarter ended December 31, 2008, the Company borrowed $ 1,000 from an unrelated third party.  The note was unsecured, due on demand bearing no interest. The note was repaid during 2009.

Note 8 – CONTINGENCIES

The Company had pending litigation in Arizona small claims court - Strojnik v. Crown Equity Holdings, Inc. and Crown Partners, Inc. which was filed September 25, 2008.   On April 14, 2010 the case was dismissed without prejudice and without further notice for lack of prosecution.

In November, 2010, the Company, its Secretary-Treasurer and Marketing Manager were sued by an individual who was previously affiliated with River Ridge Holdings Ltd., an entity with which the Company had a Consulting Agreement.  The amended complaint alleges wrongful termination, fraud, unlawful manipulation of securities, defamation per se, breach of contract, and a whistle blower allegation.  The Company has engaged legal representation and believes the complaint and its allegations to be wholly without merit.  The Company has filed a motion to dismiss which has not yet been decided by the court.

Note 9 – SUBSEQUENT EVENTS

On January 3, 2011 Crown Equity issued 6,989,475 shares of common stock for service accrued in 2010 valued at $118,821.  The amount was accrued as of December 31, 2010.

On March 8, 2011 the Company formed a wholly owned subsidiary CRWE Real Estate, Inc.

On March 9, 2011 the Company designated 1,000,000 shares of the 10,000,000 shares of authorized but unissued preferred stock to be Series A Preferred stock with a par value of $0.001 and conversion rights by holder of 100 shares of common stock for each share of Series A Preferred.

On March 10, 2011 the Company issued 20,000,000 shares of common stock to one individual for services valued at $400,000.

On March 16, 2011 the Company issued 600,000 shares of Series A Preferred at $1.00 per share to one entity for $600,000 cash.