Form 10-Q
period 2011-03-31
Crown Equity Holdings, Inc.
filed 2011-05-10
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF
THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0677140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

As of May 9, 2011, there were 787,696,317 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$630,990	$149,727
Marketable securities	768,068	1,295,751
Accounts receivable	9,920	10,665
Prepaid expenses	7,200	2,400
Total current assets	1,416,178	1,458,543

Property and equipment, net of accumulated depreciation $15,982 and $86,657, respectively	55,629	56,212
Total Assets	1,471,807	1,514,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$155,807	$185,498
Deferred revenue	577,193	216,095
Total current liabilities	733,000	401,593

Notes payable – related parties	95,209	95,209
Total liabilities	828,209	496,802

Stockholder's Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,000,000 undesignated authorized
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, 600,000 shares issued and outstanding	600	-
Common stock; $0.001 par value, 4,900,000,0000 shares authorized, 781,182,428 and 753,737,071 shares issued and outstanding, respectively	781,182	753,737
Additional paid-in capital	7,321,301	6,222,775
Accumulated deficit	(7,459,485)	(5,958,559)
Total stockholder's equity	643,598	1,017,953
Total Liabilities and Stockholders’ Equity	$1,471,807	$1,514,755

The accompanying notes are an integral part of the unaudited consolidated financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$345,231	$324,776
Direct material costs	—	(85,000)
Gross profit	345,231	239,776

Operating Expenses:
General and administrative	782,912	241,994
Depreciation	5,459	6,345
Loss from operations	(443,139)	(8,563)

Other Income (Expenses):
Other income	—	17,039
Interest income	—	31
Realized gain (loss) on marketable securities	(17,053)	1,700
Unrealized loss on marketable securities	(1,037,804)	(134,025)
Other expense	—	(312)
Interest expense	(2,930)	(2,916)
Total other income (expenses)	(1,057,787)	(118,483)

Net loss	(1,500,926)	(127,046)

Deemed dividend on series A convertible preferred stock	(600,000)	—

Net loss attributable to common stockholders	$(2,100,926)	$(127,046)

Loss per share attributable to common shareholders, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	765,772,142	731,067,220

The accompanying notes are an integral part of the unaudited consolidated financial statements

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,500,926)	$(127,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	5,459	6,345
Common stock issued for services	526,571	35,698
Unrealized loss on marketable securities	1,037,804	134,025
Realized (gain) loss on marketable securities	17,053	(1,700)
Marketable securities received for revenue	(292,110)	(55,050)
Changes in operating assets and liabilities:
Accounts receivable	745	(2,500)
Prepaid expenses	(4,800)	5,702
Accounts payable and accrued expenses	(29,691)	1,728
Taxes payable	—	(16,990)
Deferred revenue	(53,430)	(57,000)
Accrued salaries	—	57,700
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(293,325)	(19,088)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(4,876)	—
Proceeds from the sale of marketable securities	179,464	19,500
NET CASH PROVIDED BY INVESTING ACTIVITIES	174,588	19,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of series A convertible preferred stock	600,000	—
Borrowings on notes payable - related party	—	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	10,000

Net increase in cash	481,263	10,412
Cash, beginning of period	149,727	249,612
Cash, end of period	$630,990	$260,024

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$14	$—
Income taxes paid	—	—

Noncash Investing and Financing Activities:
Marketable securities received for deferred revenue	$414,528	21,000
Deemed dividend beneficial conversion feature on convertible preferred stock	600,000	—

The accompanying notes are an integral part of the unaudited consolidated financial statements

Crown Equity Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2010 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2010 as reported on Form 10-K, have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $7,459,485 as of March 31, 2011. Unless profitability and increase in shareholders equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities at level 1 with a fair value of $768,068 and $1,295,781 as of March 31, 2011 and December 31, 2010, respectively.

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

Crown Equity adopted ASC 825 during the third quarter of fiscal 2009 and elected the fair value option for their marketable securities. The related gain/loss based on valuation on the mark to market each balance sheet date is reflected in the income statement.

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

Amounts received for revenue not earned as of period end are accounted for as deferred revenues. As of March 31, 2011 and December 31, 2010, there was $577,193 and $216,095, respectively of deferred revenue.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company. The lease was renewed on January 1, 2011 for one more year.

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

During the quarter ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note may be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum.  As of March 31, 2011 the outstanding principal balance due to the Montse Zaman and Phoenix Consulting Services was $95,209 plus accrued interest of $15,870 for a total of $111,079.

NOTE 6 – EQUITY

During March 2011, Crown Equity designated 1,000,000 of its authorized preferred stock as Series A convertible preferred stock. The Series A has a par value of $0.001 and each share is convertible into 100 common shares at the option of the holder.

During the three months ended March 31, 2011, Crown Equity issued 27,445,357 common shares for services with a total value of $526,571 as follows:

•	7,445,357 shares of common stock for compensation for $126,571;
•	20,000,000 shares of common stock for consulting services for $400,000.

During the three months ending March 31, 2011 the Company issued 600,000 shares of Class A preferred shares for $600,000 cash. Each share is convertible into 100 common shares at the option of the holder. Crown Equity evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $600,000. The beneficial conversion feature was fully amortized during the three months ended March 31, 2011 and recorded as a deemed dividend.

NOTE 7 - CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

During April 2011, Crown Equity issued an aggregate of 6,513,889 common shares for services accrued at March 31, 2011 valued at $117,250.

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

In December, 2010, the Company formed two wholly owned subsidiaries Crown Tele Services, Inc. and Crown Direct, Inc.  Crown Tele Inc. was formed to provide voice over internet services to clients at a competitive price and Crown Direct, Inc. was formed to provide direct sales to customers.  Both entities had minimum sales during the quarter.

In March, 2011, the Company formed a wholly owned subsidiary CRWE Real Estate, Inc. to provide an entity to hold real estate. The entity had minimal activity during the quarter.

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

The Company has focused its primary vision to using its network of websites to provide advertising and marketing services, as a worldwide online media advertising publisher, dedicated to the distribution of quality branding information. The Company offers Internet media-driven advertising services, which cover and connect a wide range of marketing specialties, as well as search engine optimization for clients interested in online media awareness.  As part of its operations, the Company has utilized the services of software and hardware technicians in developing its websites and adding additional websites.  This allows the Company to disseminate news and press releases for its customers as well as general news and financial information on a much bigger scale than it did previously.  The Company markets its services to companies seeking market awareness of them and the services or goods that they offer.  The Company then publishes information concerning these companies on its many websites.  The Company is paid in cash and/or stock of the customer companies. The Company has numerous consulting and service customers and is therefore not dependent on any particular customer for a majority of its revenue.

Crown Equity is offering its services to companies and their management seeking to become public entities in the United States.  It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields.

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada 89146.

As of March 31, 2011, Crown Equity had 19 employees and utilizing the services of 6 independent contractors and consultants.

RESULTS OF OPERATIONS

For the three months periods ending March 31, 2011 and 2010 revenues were $345,231 and $324,776 with net loss of $1,500,926 and a net loss of $127,046, respectively. The net loss for the three month period ending March 31, 2011 consisted of an operating loss of $443,139 and total other expenses of $1,057,787 of which $1,037,804 consisted of unrealized loss on securities. This compares to an operating loss of $8,563 and net loss of $127,046 for the same period in 2010. General and administrative expense increased to $782,912 from $241,994 for the three month period ending March 31, 2011 and 2010.  Interest expense incurred during the three month period ending March 31, 2011 was $2,930 compared $2,916 for the same period in 2010. Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, Crown Equity had current assets of $1,416,178 and current liabilities of $733,000, resulting in working capital of $683,178.  Shareholders' equity as of March 31, 2011 was $643,598. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of Crown Equity.

Net cash used in operations for the period ending March 31, 2011 was $293,325 compared to net cash used of $19,088 for the same period in 2010, a change of $274,237. Net cash provided by investing activities for the period ending March 31, 2011 was $175,588 compared to $19,500 for the same period in 2010, a change of $155,088. Net cash provided by financing activities during the period ended March 31, 2011 was $600,000 compared to net cash provided of $10,000 in 2010, an increase of $590,000. The change was due primarily to the issuance of Series A convertible preferred shares for $600.000.

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

EMPLOYEES

As of March 31, 2011, Crown Equity had nineteen employees.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2010.

ITEM 2.  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2011, Crown Equity issued 27,445,357 common shares for services with a total value of $526,571 as follows:

•	7,445,357 shares of common stock for compensation for $126,571;
•	20,000,000 shares of common stock for consulting services for $400,000.

During the three months ending March 31, 2011 the Company issued 600,000 shares of Class A preferred shares with a value of $600,000 for cash. The preferred shares carry a conversion privilege of 100 common shares for each preferred share.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4.  [REMOVE AND RESERVE]

None

ITEM  5.  OTHER INFORMATION.

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

On March 18, 2011 the Company filed an 8-K that the Board of Directors of the Company approved the filing of an amendment to the Company’s previously filed Certificate of Designation for its Series A Preferred Stock.  The amendment was filed on March 10, 2011.  Previously, the Company had authorized 25,000 shares of its Series A Preferred Stock with each Series A share convertible into ten thousand (10,000) shares of the Company’s common stock.  The Board of Directors amended the Series A Preferred Stock by increasing the number of shares of the class to 1,000,000 shares, each convertible into 100 shares of common stock at the holder’s option. The Company also reported that it sold 600,000 shares of its Series A Preferred Stock to an unrelated third-party for $600,000.   The terms of the Series A Preferred Stock provide that the holder can convert the Preferred A Shares to common at its option.  If the Series A Stock were converted to common stock, the number of common shares issuable would be 60,000,000 shares.

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

Date May 9, 2011