Form 10-Q
period 2011-06-30
Crown Equity Holdings, Inc.
filed 2011-08-08
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

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
Yes ☐   No ☒

As of August 8, 2011, there were 794,275,484 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$558,604	$149,727
Marketable securities	2,260,800	1,295,751
Accounts receivable	17,465	10,665
Prepaid expenses	7,200	2,400
Total current assets	2,844,069	1,458,543

Property and equipment, net of accumulated depreciation $20,771 and $10,523, respectively	51,862	56,212
Total Assets	$2,895,931	$1,514,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$162,286	$185,498
Deferred revenue	343,887	216,095
Total current liabilities	506,173	401,593

Notes payable – related parties	95,209	95,209
Total liabilities	601,382	496,802

Stockholder's Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,000,000 undesignated authorized
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, 600,000 shares issued and outstanding	600	--
Common stock; $0.001 par value, 4,900,000,0000 shares authorized, 787,862,984 and 753,737,071 shares issued and outstanding, respectively	787,863	753,737
Additional paid-in capital	7,434,870	6,222,775
Accumulated deficit	(5,928,784)	(5,958,559)
Total stockholder's equity	2,294,549	1,017,953
Total Liabilities and Stockholders’ Equity	$2,895,931	$1,514,755
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010

Revenue	$1,043,647	$349,212	$1,388,879	$673,988
Direct material costs	2,500	--	2,500	85,000
Gross profit	1,041,147	349,212	1,386,379	588,988

Operating Expenses:
General and administrative	426,771	378,083	1,209,683	603,037
Depreciation	4,789	6,345	10,248	12,690
Income (Loss) from operations	609,587	(35,216)	166,448	(26,739)

Other Income (Expense):
Interest income	--	35	--	66
Realized gain (loss) on marketable securities	501	(875)	(16,552)	825
Unrealized loss on marketable securities	924,938	(35,170)	(112,866)	(169,195)
Interest expense	(2,930)	(2,916)	(5,860)	(5,832)
Other expense	(1,395)	(470)	(1,395)	(783)
Total other income (expense)	921,114	(39,396)	(136,673)	(174,919)

Net income (loss)	1,530,701	(74,612)	29,775	(201,658)

Deemed dividend on series A convertible
preferred stock	--	--	(600,000)	--

Net income (loss) attributable to common
stockholders	$1,530,701	$(74,612)	$(570,225)	$(201,658)

Net income (loss) per common share attributable to common stockholders, basic	$0.00	$0.00	$(0.00)	$(0.00)
Net income (loss) per common share attributable to common stockholders, diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	784,504,251	747,935,973	776,756,538	739,567,918
Weighted average common shares outstanding, diluted	844,504,251	747,935,973	776,756,538	739,567,918

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,775	$(201,658)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	10,248	12,690
Common stock issued for services	646,821	193,026
Unrealized loss on marketable securities	112,866	169,195
Realized (gain) loss on marketable securities	16,552	(825)
Marketable securities received for revenue	(1,248,709)	(241,286)
Changes in operating assets and liabilities:
Accounts receivable	(6,800)	(12,000)
Prepaid expenses	(4,800)	5,702
Accounts payable and accrued expenses	(23,212)	4,702
Taxes payable	--	(16,990)
Deferred revenue	(106,739)	(27,000)
Accrued salaries	--	85,951
NET CASH USED IN OPERATING ACTIVITIES	(573,998)	(28,493)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(5,898)	--
Proceeds from the sale of marketable securities	388,773	24,533
NET CASH PROVIDED BY INVESTING ACTIVITIES	382,875	24,533

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	24,678
Proceeds from sale of series A convertible preferred stock	600,000	--
Borrowings on notes payable - related party	--	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	34,678

Net increase in cash	408,877	30,718
Cash, beginning of period	149,727	249,612
Cash, end of period	$558,604	$280,330

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$27	$--
Income taxes paid	--	--

Noncash Investing and Financing Activities:
Marketable securities received for deferred revenue	$234,531	65,000
Deemed dividend beneficial conversion feature on convertible preferred stock	600,000	--

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $5,928,784 as of June 30, 2011. Unless profitability and increase in shareholders equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $2,260,800 and $1,295,751 as of June 30, 2011 and December 31, 2010, respectively.

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

Amounts received for revenue not earned as of period end are accounted for as deferred revenues. As of June 30, 2011 and December 31, 2010, there was $343,887and $216,095, respectively of deferred revenue.

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

During the quarter ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note may be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum.  As of June 30, 2011 the outstanding principal balance due to the Montse Zaman and Phoenix Consulting Services was $95,209 plus accrued interest of $18,787 for a total of $113,996.

NOTE 6 – EQUITY

During March 2011, Crown Equity designated 1,000,000 of its authorized preferred stock as Series A convertible preferred stock. The Series A has a par value of $0.001 and each share is convertible into 100 common shares at the option of the holder.

During the six months ended June 30, 2011, Crown Equity issued 34,125,913 common shares for services with a total value of $646,821 as follows:
•	14,125,913 shares of common stock for compensation for $246,821;
•	20,000,000 shares of common stock for consulting services for $400,000.

During the six months ending June 30, 2011 the Company issued 600,000 shares of Class A preferred shares for $600,000 cash. Each share is convertible into 100 common shares at the option of the holder. Crown Equity evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $600,000. The beneficial conversion feature was fully amortized during the six months ended June 30, 2011 and recorded as a deemed dividend.

NOTE 7 - CONTINGENCIES

In November, 2010, the Company, along with other individuals and entities, was named in a lawsuit filed federal court for the District of Nevada. The amended complaint alleges securities violations, breach of contract and defamation.  The Company has engaged legal representation and believes the complaint and its allegations to be wholly without merit.  The Company has filed a motion to dismiss and intends to vigorously defend itself in this matter, which the Company believes to be wholly without merit. The lawsuit was settled in July 2011 (see Note 8).

NOTE 8 – SUBSEQUENT EVENTS

During July 2011, Crown Equity issued an aggregate of 6,412,500 common shares for services accrued at June 30, 2011 valued at $128,250.

On July 27, 2011 the Company along with individuals named in the lawsuit filed in the District of Nevada court was settled and dismissed (see Note 7). There is no penalty owed by Crown Equity under the settlement.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

In December, 2010, the Company formed two wholly owned subsidiaries Crown Tele Services, Inc. and Crown Direct, Inc.  Crown Tele Services, Inc. was formed to provide voice over internet (“VoIP”) services to clients at a competitive price and Crown Direct, Inc. was formed to provide direct sales to customers.  Both entities had minimum sales during the quarter.

In March, 2011, the Company formed a wholly owned subsidiary CRWE Real Estate, Inc. as a subsidiary to engage in potential real estate holdings. The entity had minimal activity during the quarter.

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

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada 89146.

As of June 30, 2011, Crown Equity had 15 employees and utilizing the services of 6 independent contractors and consultants.

RESULTS OF OPERATIONS

For the three and six month periods ending June 30, 2011, revenues were $1,043,647 and $1,388,879, respectively and for the same periods in 2010, revenues were $349,212 and $673,988, respectively. Net income of $1,530,701 and $29,775 were recorded for the three and six months in the period ending June 30, 2011 compared to net losses of $74,612 and $201,658 for the same periods in 2010. The net income for the three and six month period ending June 30, 2011 consisted of operating income of $609,587 and $166,448, respectively.  This compared to operating losses of $35,216 and $26,739 for the same periods in 2010. Other income and expenses for the three and six month periods ending June 30, 2011 was income of $921,114 and expenses of $136,673, respectively.  This compared to other expenses of $39,396 and $174,919 for the same periods in 2010. We incurred unrealized gains in the three months ending June 30, 2011 of $924,938 compared to unrealized losses of $35,170 for the three month in 2010. We incurred unrealized losses of $112,866 for the six months ended June 30, 2011 and $169,195 for the three month period in 2010. These unrealized gains and losses were a significant part of the variation in income and losses between periods.

General and administrative expense increased to $1,209,683 from $603,037 for the six months ended June 30, 2011 and 2010 and to $426,771 from $378,083 for the three month periods.  Interest expense incurred during the three and six month periods ending June 30, 2011 was $2,930 and $5,860, respectively, compared $2,916 and $5,832 for the same periods in 2010. Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, Crown Equity had current assets of $2,844,069 and current liabilities of $506,173, resulting in working capital of $2,337,896.  Stockholders' equity as of June 30, 2011 was $2,294,549.  The working capital ratio was 5.62 as of June 30, 2011.

Net cash used in operations for the six months ending June 30, 2011 was $573,998 compared to net cash used of $28,493 for the same period in 2010, a change of $545,505. Net cash provided by investing activities for the six months ending June 30, 2011 was $382,875 compared to $24,533 for the same period in 2010, a change of $358,342. The cash provided in investing activities was due to the sale of stock received in payment for work completed by the Company.
Net cash provided by financing activities during the six months ended June 30, 2011 was $600,000 compared to net cash provided of $34,678 in 2010, an increase of $565,322. The change was due primarily to the issuance of Series A convertible preferred shares for $600.000.

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

EMPLOYEES

As of June 30, 2011, Crown Equity had 15 employees.

ITEM 3:   CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

In November, 2010, the Company, along with other individuals and entities, was named in a lawsuit filed federal court for the District of Nevada. The amended complaint alleges securities violations, breach of contract and defamation.  The Company has engaged legal representation and believes the complaint and its allegations to be wholly without merit.  The Company has filed a motion to dismiss and intends to vigorously defend itself in this matter. The lawsuit was settled during July 2011.

ITEM 1A:  RISK FACTORS

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2010.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2011, Crown Equity issued 34,125,913 common shares for services with a total value of $646,821 as follows:
•	14,125,913 shares of common stock for compensation for $246,821;
•	20,000,000 shares of common stock for consulting services for $400,000.

During the six months ending June 30, 2011 the Company issued 600,000 shares of Class A preferred shares with a value of $600,000 for cash. The preferred shares carry a conversion privilege of 100 common shares for each preferred share.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  [REMOVE AND RESERVE]

None

ITEM 5:  OTHER INFORMATION.

On May 26, 2010 the Company filed an 8-K to disclose its filing of the Certificate of Designation with the State of Nevada authorizing 25,000 shares of Series A Preferred  Stock, each share being convertible into 10,000 shares of common stock.

On July 21, 2010 the Company filed an 8-K amending its Articles of Incorporation to increase the number of authorized shares of common stock to 4,900,000,000 and the number of authorized preferred shares to 100,000,000.  The Company also affected a 1 share for 10 shares forward split of its common stock.

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

ITEM 6: EXHIBITS

EXHIBIT 31.1 Certification of Principal Executive Officer and Principal Financial Officer

EXHIBIT 32 Certification of Compliance to Sarbanes-Oxley

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

By:	/s/ Kenneth Bosket
Kenneth Bosket, CEO

By:	/s/ Lowell Holden
Lowell Holden, CFO

Date August 8, 2011