Form 10-Q
period 2011-09-30
Crown Equity Holdings, Inc.
filed 2011-11-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐   No ☒

As of November 14, 2011, there were 798,235,078 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$289,102	$149,727
Investments	837,400	1,295,751
Accounts receivable	12,645	10,665
Prepaid expenses	2,400	2,400
Total current assets	1,141,547	1,458,543

Property and equipment, net of accumulated depreciation $26,065 and $10,523 respectively	47,519	56,212
Total Assets	$1,189,066	$1,514,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$173,179	$185,498
Deferred revenue	95,940	216,095
Total current liabilities	269,119	401,593

Notes payable – related parties	95,209	95,209
Total liabilities	364,328	496,802

Stockholder's Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,000,000 undesignated authorized
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, 600,000 shares issued and outstanding	600	—
Common stock; $0.001 par value, 4,900,000,0000 shares authorized, 794,275,484 and 753,737,071 shares issued and outstanding, respectively	794,275	753,737
Additional paid-in capital	7,556,057	6,222,775
Accumulated deficit	(7,526,194)	(5,958,559)
Total stockholder's equity	824,738	1,017,953
Total Liabilities and Stockholders’ Equity	$1,189,066	$1,514,755

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010

Revenue	$252,510	$399,395	$1,641,389	$1,073,383
Direct material costs	1,273	—	3,848	85,000
Gross profit	251,237	399,395	1,637,541	988,383

Operating Expenses:
General and administrative	423,227	381,555	1,632,835	1,019,631
Depreciation	5,294	10,589	15,542	23,279
Income (Loss) from operations	(177,284)	7,251	(10,836)	(54,527)

Other Income (Expenses):
Other income	664	26	664	35,131
Realized loss on marketable securities	(14,789)	(6,211)	(31,341)	(5,386)
Unrealized loss on marketable securities	(1,401,400)	(138,349)	(1,514,266)	(307,544)
Interest expense	(2,938)	(3,502)	(8,798)	(9,334)
Other expense	(1,663)	(606)	(3,058)	(1,389)
Total other income (expenses)	(1,420,126)	(148,642)	(1,556,799)	(288,522)

Net loss	(1,597,410)	(141,391)	(1,567,635)	(343,049)

Deemed dividend on series A convertible preferred stock	—	—	(600,000)	—

Net loss attributable to common stockholders	$(1,597,410)	$(141,391)	$(2,167,635)	$(343,049)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted):	789,342,792	750,925,650	781,979,178	743,395,432

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,567,635)	$(343,049)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	15,542	23,279
Common stock issued for services	774,420	316,997
Unrealized loss on marketable securities	1,514,266	307,544
Realized (gain) loss on marketable securities	31,341	5,386
Marketable securities received for revenue	(1,405,817)	(376,225)
Restricted securities received for revenue		28,250
Changes in operating assets and liabilities:
Accounts receivable	(1,980)	(4,000)
Prepaid expenses	—	4,882
Accounts payable and accrued expenses	(13,965)	6,477
Taxes payable	—	(16,990)
Deferred revenue	(197,867)	(62,000)
Accrued salaries	1,646	88,651
NET CASH USED IN OPERATING ACTIVITIES	(850,049)	(20,798)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(6.849)	(55,735)
Proceeds from the sale of marketable securities	396,273	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	389,424	(55,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	37,213
Proceeds from sale of series A convertible preferred stock	600,000	—
Borrowings on notes payable - related party	—	8,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	45,213

Net increase in cash	139,375	(31,320)
Cash, beginning of period	149,727	249,612
Cash, end of period	$289,102	$218,292

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$48	$576
Income taxes paid	—	—

Noncash Investing and Financing Activities:
Marketable securities received for deferred revenue	$77,712	56,250
Stock issued for the acquisition of fixed assets	—	11,000
Deemed dividend beneficial conversion feature on convertible preferred stock	600,000	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $7,526,194 as of September 30, 2011. Unless profitability and increase in shareholders equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $837,400 and $1,295,751 as of September 30, 2011 and December 31, 2010, respectively.

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

Amounts received for revenue not earned as of period end are accounted for as deferred revenues. As of September 30, 2011 and December 31, 2010, there was $95,940 and $216,095, respectively of deferred revenue.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company. The lease was renewed on January 1, 2011 for one more year.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three-year unsecured note maturing on November 19, 2012. As of September 30, 2010 the balance increased by $10,000 to $81,184. During the period ending September 30, 2010 the amount outstanding was reduced by a payment of $2,000 to $79,184. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

During the quarter ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note may be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum.  As of September 30, 2011 the outstanding principal balance due to the Montse Zaman and Phoenix Consulting Services was $95,209 plus accrued interest of $21,703 for a total of $116,912.

NOTE 6 – EQUITY

During March 2011, Crown Equity designated 1,000,000 of its authorized preferred stock as Series A convertible preferred stock. The Series A has a par value of $0.001 and each share is convertible into 100 common shares at the option of the holder.

During the nine months ended September 30, 2011, Crown Equity issued 40,538,413 common shares for services with a total value of $774,420 as follows:
•	20,538,413 shares of common stock for compensation for $374,420;
•	20,000,000 shares of common stock for consulting services for $400,000.

During the nine months ending September 30, 2011 the Company issued 600,000 shares of Class A preferred shares for $600,000 cash. Each share is convertible into 100 common shares at the option of the holder. Crown Equity evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $600,000. The beneficial conversion feature was fully amortized during the nine months ended September 30, 2011 and recorded as a deemed dividend.

NOTE 7 - CONTINGENCIES

In November, 2010, the Company, along with other individuals and entities, was named in a lawsuit filed federal court for the District of Nevada. The amended complaint alleges securities violations, breach of contract and defamation.  The Company has engaged legal representation and believes the complaint and its allegations to be wholly without merit.  The Company has filed a motion to dismiss and intends to vigorously defend itself in this matter, which the Company believes to be wholly without merit. The lawsuit was settled in July 2011. There is no penalty owed by Crown Equity under the settlement.

NOTE 8 – SUBSEQUENT EVENTS

During October 2011, Crown Equity issued an aggregate of 3,868,685 common shares for services accrued at September 30, 2011 valued at $114,900.

During October 2011, Crown Equity issued an aggregate of 202,020 common shares for services valued at $6,000.

During October 2011, 111,111 shares of common stock previously issued for services were cancelled. The shares were originally valued and expensed at $2,000.

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

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada 89146.

As of September 30, 2011, Crown Equity had 13 employees and utilizing the services of 6 independent contractors and consultants.

RESULTS OF OPERATIONS

For the three and nine month periods ending September 30, 2011, revenues were $252,510 and $1,641,389, respectively and for the same periods in 2010, revenues were $399,395 and $1,073,383, respectively. Net losses of $1,597,410 and $1,567,635 were recorded for the three and nine month periods ending September 30, 2011 compared to net losses of $141,391 and $343,049 for the same periods in 2010. The net loss for the three and nine month periods ending September 30, 2011 consisted of operating loss of $177,284 and $10,836, respectively.  This compared to operating income of $7,251 and an operating loss of $54,527 for the same periods in 2010. Other income and expenses for the three and nine month periods ending September 30, 2011 was expense of $1,420,126 and $1,556,799, respectively.  This compared to other expenses of $148,642 and $288,522 for the same periods in 2010. We incurred unrealized loss in the three months ending September 30, 2011 of $1,401,400 compared to unrealized losses of $138,349 for the three month in 2010. We incurred unrealized losses of $1,514,266 for the nine months ended September 30, 2011 and $307,544 for the three month period in 2010. These unrealized losses were a significant part of the variation in income and losses between periods.

General and administrative expense increased to $1,632,835 from $1,019,631 for the nine months ended September 30, 2011 and 2010 and to $423,227 from $381,555 for the three month periods.  Interest expense incurred during the three and nine month periods ending September 30, 2011 was $2,937 and $8,798, respectively, compared $3,502 and $9,334 for the same periods in 2010. Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, Crown Equity had current assets of $1,141,547 and current liabilities of $269,119, resulting in working capital of $872,428.  Stockholders' equity as of September 30, 2011 was $824,738.  The working capital ratio was 4.24 as of September 30, 2011.

Net cash used in operations for the nine months ending September 30, 2011 was $850,049 compared to net cash used of $20,798 for the same period in 2010, a change of $829,251.

Net cash provided by investing activities for the nine months ending September 30, 2011 was $389,424 compared to net cash used of $55,735 for the same period in 2010, a change of $445,159. The cash provided in investing activities was due to the sale of stock received in payment for work completed by the Company.

Net cash provided by financing activities during the nine months ended September 30, 2011 was $600,000 compared to net cash provided of $45,213 in 2010, an increase of $554,787. The change was due primarily to the issuance of Series A convertible preferred shares for $600.000 during 2011.

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

EMPLOYEES

As of September 30, 2011, Crown Equity had 13 employees.

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

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

In November, 2010, the Company, along with other individuals and entities, was named in a lawsuit filed federal court for the District of Nevada. The amended complaint alleges securities violations, breach of contract and defamation.  The Company has engaged legal representation and believes the complaint and its allegations to be wholly without merit.  The Company has filed a motion to dismiss and intends to vigorously defend itself in this matter. The lawsuit was settled during July 2011 with no penalty owed by the Company.

ITEM 1A:  RISK FACTORS

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2010.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2011, Crown Equity issued 40,538,413 common shares for services with a total value of $774,420 as follows:
•	20,538,413 shares of common stock for compensation for $374,420;
•	20,000,000 shares of common stock for consulting services for $400,000.

During the nine months ending September 30, 2011 the Company issued 600,000 shares of Class A preferred shares with a value of $600,000 for cash. The preferred shares carry a conversion privilege of 100 common shares for each preferred share.

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

Date November 14, 2011