Form 10-K
period 2011-12-31
Crown Equity Holdings, Inc.
filed 2012-03-30
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of March 29, 2012 was 802,293,175. The aggregate number of shares of the voting stock held by non-affiliates on March 29, 2012 was 246,450,056. The market value of these shares, computed by reference to the market closing price on March 29, 2012 was $2,957,401. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

In December, 2010, the Company formed three wholly owned subsidiaries Crown Tele Services, Inc., Crown Direct, Inc. and Crown Real Estate, Inc. Crown Tele Inc. was formed to provide voice over internet services to clients at a competitive price, Crown Direct, Inc. was formed to provide direct sales to customers and Crown Real Estate was formed to hold real estate. All three entities had minimum sales during the year.

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

The Company’s office is located at 5440 West Sahara, Suite 205, Las Vegas NV 89146.

As of December 31, 2011, the Company had 11 employees and utilized the services of 8 independent contractors and consultants.

Item 2: Properties

The Company has sub-leased office space from an affiliate of the Company at a cost of $2,400 per month for a period of twelve months, expiring in December, 2011. The Company believes that this office space is sufficient for its needs for the period of the lease.

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

Item 4: Submission of Matters to a Vote of Security Holders

In August, 2009, the Board of Directors proposed to decrease the Company's authorized capital as well as authorizing a class of preferred stock and making certain other changes to the Company's articles of incorporation. At a meeting held on October 15, 2009, the Company’s majority shareholder approved an amendment to the Company’s Articles of Incorporation decreasing the number of authorized shares of common stock from 5,000,000,000 to 4,900,000,000 and approving the creation of a class of preferred stock, consisting of 10,000,000 shares, par value $.001, The Amended and Restated Articles of Incorporation also included the following changes to the original Articles of Incorporation and the many amendments filed thereto through the years:

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

On May 25, 2010, the Company designated 25,000 shares of its preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). The Series A Stock is convertible at the option of the holder into 10,000 shares of the Company’s common stock for each share of Series A Stock held. No Series A Stock has been issued. In March, 2011, the Company amended its Series A Stock, increasing the number of shares to 1,000,000 shares with each share convertible into one hundred (100) shares of the Company’s common stock at the option of the Holder. The Company accepted a subscription to issue 600,000 shares of its Series A Stock to an unaffiliated third party for $600,000 in March 2011.

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol “CRWE” and CUSIP #22834M107. The Company’s stock is traded on the OTC Electronic Bulletin Board. As of March 26, 2012, the Company had 802,293,175 shares of its common stock issued and outstanding, of which 246,450,056 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2010 and 2011.

Period	High Bid	Low Bid
1st Qtr. 2010	.019	.0075
2nd Qtr. 2010	.048	.010
3rd Qtr. 2010	.075	.028
4th Qtr. 2010	.050	.0111
1st Qtr. 2011	.028	.011
2nd Qtr. 2011	.031	.011
3rd. Qtr. 2011	.0297	.011
4th Qtr. 2011	.0297	.015

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2011, the Company estimates there are approximately 45 “holders of record” of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 4,900,000,000 shares of common stock, par value $.001 and 100,000,000 shares of preferred stock, par value $.001, none of which are issued and outstanding.

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2011 and 2009 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

The Company’s sales and revenues are projected to continue to increase during the future. The long term impact on the financial position and liquidity from this growth of operation should be positive. However, during the interim, development of the web sites and marketing services may have negative impact on the financial position of the Company.

The Company will attempt to carry out its business plan as discussed below. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock and from a license fee. The Company’s balance sheet as of December 31, 2011 reflects expanded assets and reduced liabilities from the previous year due to a significant increase in revenue over any previous years. The increase in revenue has had a positive impact on the Company’s liquidity; however, it may not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2011, the Company has $79,184 due to Montse Zaman, an officer and director, and $16,024 due to Phoenix Consulting Services, a company controlled by Montse Zaman, as three year unsecured notes due on November 19, 2012, with interest accruing at 12% per annum.

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

At December 31, 2011, the Company had working capital of $190,395 which consisted of current assets of $661,520 and current liabilities of $471,125. The current liabilities of the Company at December 31, 2011 are composed primarily deferred revenue of $193,219, accounts payable and accrued expenses of $182,697 and short-term debt to related parties of $95,209.

Cash flows used in operating activities during the year ending December 31, 2011 was $1,056,964 compared to cash flow used of $151,397 for the same period in 2010. This represents a negative change of $905,567. The primary factor to the change includes marketable securities received for revenue of $1,287,638 for the year ending December 31, 2011 compared to $553,763 during the same period in 2010 And an unrealized loss of $1,730,600 for the year ended December 31, 2011 compared to an unrealized gain of $452,587 for the same period in the year ended in 2010.

Cash flows provided by investing activities for the year ended December 31, 2011 totaled $391,562 and included cash paid for the purchase of fixed assets totaling $7,205 proceeds from the sale of marketable securities of $398,767 compared to cash paid for fixed assets of $55,735 cash paid for marketable securities of $3,125 and proceeds from the sale of marketable securities of $102,372 as investing activities during 2010..

Cash flows provided by financing was $600,000 for the year ending December 31, 2011 compared to $8,000 for the same period in 2010. The 2011 financing was due to the sale of 600,000 shares of preferred stock for cash.

As of December 31, 2011, the Company had assets of $705,728 and liabilities of $471,125. Stockholders’ equity as of December 31, 2011 was $234,603 compared to equity of $1,017,953 at December 31, 2010. Liabilities decreased in 2011 due to the decrease in deferred revenue from as of December 31, 2010 $216,095 to $193,219 as of December 31, 2011 and the decrease in accounts payable and accrued liabilities from December 31, 2010 to December 31, 2011 of $185,498 and $182,697, respectively. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS

During the period from August 31, 1995 (inception) through December 31, 2008, the Company engaged in limited operations and attempted to commence operations in a number of different fields, none of which was ultimately successful or resulted in any appreciable revenues for the Company. For the year ended December 31, 2011, the Company had revenues of $1,570,814 compared to $1,396,228 revenues for the year ended December 31, 2010. For the year ended December 31, 2011, the Company had operating expenses of $2,008,755 and a net loss of $2,279,171. For the year ended December 31, 2010, the Company had operating expenses of $1,473,992 and a net income of $290,283. The difference in expenses between the two periods resulted from the Company's increased operations during 2011. The net loss per share was $0.00 for year ended December 31, 2011 and the net income per share was $0.00, for the year ended December 31, 2010.

The difference in revenues from 2010 to 2011 resulted from a modification to the Company’s operations. The Company focused its efforts in building its website network as well as concentrating its efforts on creating a brand for itself. In 2011 the Company expanded its efforts to provide marketing, advertising and public relations for small and medium sized companies, through disseminating information through its network of websites. The direct material cost to revenue in 2011 was $6,420. The Company providing services and does not have inventory or product costs. The Company’s expenses in 2011 were significantly higher than 2010 due to the expenses of added employees and compensating its contractors for their services provided. Compensation and payroll cost totaled $1,417,224, legal costs were $139,300, web site expenses were $15,474 and advertising costs were $3,413, comprising the major expenses of operations during 2011.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-	Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Executive Officer. Our President does not possess accounting expertise and our company does not have an audit committee.
-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

These weaknesses are due to the company’s lack of working capital to hire additional staff.  To remedy the material weaknesses, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.

Item 9b:   Other Information

None.

Part III

Item 10 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Arnulfo Saucedo-Bardan	40	Chairman , Director since February, 2008

Steven Onoue	53	Director since July, 2002

Kenneth Bosket	65	CEO, Director since June 2008

Montse Zaman	37	Secretary, Treasurer, Director since February, 2008

Lowell Holden	69	CFO, Director since January 2010

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

Item 11:  Executive Compensation

During fiscal 2011 the Company paid its officers and directors an aggregate of $-- plus issued 8,767,510 shares of common stock valued at $149,800 plus accrued $44,250 for services for an aggregate value of $344,200 for their services.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($) (1)
	Year				Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)		Total Compensation
Kenneth Bosket, CEO, Director	2011 2010 2009	35,000 28,000 19,500	- -	- -	37,000 38,000 17,600	- -	- -		72,000 66,000 37,100
Arnulfo Saucedo-Bardan, Chairman, Director	2011 2010 2009	35,000 29,400 21,800	- - -	- - -	37,000 39,600 41,400 -	- - -	- - -		72,000 69,000 63,200
Montse Zaman, Secretary, Treasurer, Director	2011 2010 2009	64,500 61,250 20,450	- - -	- - -	79,500 87,950 87,550	- - -	- - -		144,000 149,200 108,000
Lowell Holden CFO, Director	2011 2010 2009	35,000 31,500 -	- - -	- -	37,000 28,500 -	- -	- -		72,000 60,000 -

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

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 100,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2011, 57,710,000 shares had been issued under the Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2011, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports
Steven Onoue	Director	Yes
Kenneth Bosket	Officer, Director	Yes
Arnulfo Saucedo-Bardan	Officer, Director	Yes
Montse Zaman	Officer, Director	Yes
Lowell Holden	Officer, Director	Yes
Crown Marketing	Shareholder	Yes

Item 12  Security Ownership of Certain Beneficial Owners and Management

There were 798,360,078 shares of the Company' common stock issued and outstanding on December 31, 2011. There are 100,000,000 shares of preferred stock, par value $.001, authorized with 600,000 shares issued. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	3,500,000.44%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Kenneth Bosket (1)	9,025,098	1.12%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Arnulfo Saucedo-Bardan (1)	10,993,968	1.38%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Montse Zaman (1)	86,722,655	10.86%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Lowell Holden(1)	4,807,298.60%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Crown Marketing Corporation	440,794,100	55.21
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

Aida Bardan Gloria(2)	440,794,100	55.21
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

All directors and officers as a group (5)	115,049,019	14.40%

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	66,290,000
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	66,290,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

Item 13: Certain Relationships and Related Transactions

In 2011, the Company paid the following related parties:

•	Ken Bosket, CEO and director, $35,000 cash and 1,584,798 shares of restricted stock for a total value of $72,000
•	Arnulfo Saucedo-Bardan, Chairman and director, $35,000 cash and 1,584,798 shares of restricted stock for a total value of $72,000.
•	Montse Zaman, Secretary, Treasurer and director, $64,500 cash and 3,433,075 shares of restricted stock for a total value of $144,000.
•	Lowell Holden CFO and director, $35,000 cash and 1,584,798 shares of restricted stock for a total value of $72,000.

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space. The rent for the space was $2,400 per month or $28,800 paid in 2011. The landlord is Ms. Zaman’s husband. The lease was renewed for one more year at the same rental rate as in 2011.

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

During December 2008, Crown Equity’s then-Chief Financial Officer Montse Zaman advanced the company $24,335 in notes payable. As of December 31, 2011 and 2010 the outstanding balance was zero.

As of December 31, 2008, amounts were due to Crown Partners of $55,897 and Montse Zaman, Chief Financial Officer, of $18,822. As of December 31, 2011 and 2010, the amount outstanding was zero.

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

During June 2011, the Company entered into a service agreement with Cleantech Transit, Inc. which is a related party due to common Directors and officers. The Company will provide consulting services to Cleantech from April 1, 2011 through March 31, 2012 in return for 5,000,000 shares of Cleantech common stock. The fair value of the stock received was determined to be $775,000 of which $581,781 was recognized as revenue during 2011 and $193,219 was recorded as deferred revenue as of December 31, 2011.

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

	2011	2010
Audit fees	$22,000	12,505
Audit related fees	-	-
Tax fees	1,500	1,500
All other fees	-	-

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

 * Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 30, 2012.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Crown Equity Holdings, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Crown Equity Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2012

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$84,325	$149,727
Marketable securities	82,400	1,295,751
Marketable securities held in related party	480,000	--
Accounts receivable	12,395	10,665
Prepaid expense	2,400	2,400
Total current assets	661,520	1,458,543

Property and equipment, net of accumulated depreciation of $29,732 and $10,523, respectively	44,208	56,212
Total assets	$705,728	$1,514,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$182,697	$185,498
Current portion of notes payable to related parties	95,209	--
Deferred revenue	--	216,095
Related party deferred revenue	193,219	--
Total current liabilities	471,125	401,593

Notes payable to related parties	--	95,209
Total liabilities	471,125	496,802

Stockholders’ equity:
Preferred stock; $0.001 par value, 100,000,000 shares authorized, 99,000,000 undesignated authorized
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, 600,000 shares issued and outstanding	600	--
Common stock, $0.001 par value, 4,900,000,000 authorized, 798,360,078 and 753,737,071 issued and outstanding, respectively	798,361	753,737
Additional paid-in capital	7,673,372	6,222,775
Accumulated deficit	(8,237,730)	(5,958,559)
Total stockholders’ equity	234,603	1,017,953

Total liabilities and stockholders’ equity	$705,728	$1,514,755

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010

Revenue	$989,033	$1,396,228
Revenue from related party	581,781	--
Total revenue	1,570,814	1,396,228

Direct material costs	6,420	86,890

Operating expenses:
General and administrative expense	1,989,546	1,445,476
Depreciation	19,209	28,516
Income (loss) from operations	(444,361)	(164,654)

Other income (expenses):
Other income	1,050	35,966
Interest income	36	98
Realized loss on marketable securities	(84,841)	(18,579)
Unrealized gain (loss) on marketable securities	(1,730,600)	452,587
Interest expense	(11,668)	(12,307)
Other expense	(8,787)	(2,828)
Total other income (expense)	(1,834,810)	454,937

Net income (loss)	(2,279,171)	290,283

Deemed dividend on Series A convertible preferred stock	(600,000)	--

Net income (loss) attributable to common stockholders	$(2,879,171)	$290,283

Net income (loss) per share, basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding	786,135,684	745,919,471

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2009	--	$--	728,806,320	$728,806	$5,819,712	$(6,248,842)	$299,676

Issuance of common stock for services	--	--	23,830,751	23,831	393,163	--	416,994
Issuance of common stock for fixed assets	--	--	1,100,000	1,100	9,900	--	11,000
Net loss	--	--	--	--	--	290,283	290,283

Balance at December 31, 2010	--	--	753,737,071	753,737	6,222,775	(5,958,559)	1,017,953

Issuance of common stock for services	--	--	44,623,007	44,624	851,197	--	895,821
Issuance of preferred stock for cash	600,000	600	--	--	599,400	--	600,000
Beneficial conversion feature on preferred stock	--	--	--	--	600,000	--	600,000
Deemed dividend on preferred stock	--	--	--	--	(600,000)	--	(600,000)
Net loss	--	--	--	--	--	(2,279,171)	(2,279,171)

Balances at December 31, 2011	600,000	$600	798,360,078	$798,361	$7,673,372	$(8,237,730)	$234,603

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$(2,279,171)	$290,283
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	19,209	28,516
Common stock issued for services	895,821	416,994
Marketable securities disposed for services	--	13,368
Unrealized (gain) loss on marketable securities	1,435,600	(452,587)
Unrealized loss on related party marketable securities	295,000	--
Realized loss on marketable securities	84,841	18,579
Marketable securities received for revenue	(705,857)	(553,763)
Marketable securities received for related party revenue	(581,781)	--
Changes in operating assets and liabilities:
Accounts receivable	(1,730)	(10,665)
Prepaid expense	--	5,702
Accounts payable and accrued expense	(2,801)	171,166
Accounts payable and accrued expense-related party	--	--
Income taxes payable	--	(16,990)
Deferred revenue	(216,095)	(62,000)
Net cash used in operating activities	(1,056,964)	(151,397)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	398,767	102,372
Cash paid for the purchase of marketable securities	--	(3,125)
Cash paid for acquisition of fixed assets	(7,205)	(55,735)
Net cash provided by investing activities	391,562	43,512

Cash flows from financing activities:
Payments on notes payable to related party	--	8,000
Proceeds from issuance of preferred stock	600,000	--
Net cash provided by financing activities	600,000	8,000

Net decrease in cash	(65,402)	(99,885)
Cash – beginning of year	149,727	249,612
Cash – end of year	$84,325	$149,727

SUPPLEMENT DISCLOSURES:
Interest paid	$48	$642
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Marketable securities received for deferred revenue	$--	$216,095
Marketable securities received for related party deferred revenue	193,219	--
Common stock issued for the acquisition of fixed assets	--	11,000
Deemed dividend beneficial conversion feature on convertible preferred stock	600,000	--

The accompanying notes are an integral part of these consolidated financial statements.

 CROWN EQUITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. (”Crown Equity” or the “Company”) was incorporated in August 1995 in Nevada. The Company is offering its services to companies seeking to become public entities in the United States. It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields. The Company provides various consulting services to companies and individuals dealing with corporate structure and operations globally.

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

On September, 30, 2009 Crown Marketing, Inc. acquired controlling interest of Crown Equity from Crown Partners, Inc.

In 2010 the Company formed two subsidiaries Crown Tele Service, Inc. and Crown Direct, Inc. Crown Tele will provide voice over IP messaging at a competitive price to other competitors and Crown Direct will provide its client with direct sales of products.

In 2011, the Company formed a wholly owned subsidiary CRWE Real Estate, Inc. CRWE Real Estate will hold real estate.

Principles of Consolidation

The consolidated financial statements include the financial information of Crown Equity Holdings and its wholly owned subsidiaries, Crown Tele, Inc., Crown Direct, Inc. and CRWE Real Estate, Inc. All significant inter-company accounts and transactions have been eliminated.

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

Crown Equity receives payment for its services in both cash and equity instruments issued by the customer. The equity instruments are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and is based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the Company fully vests in the shares received. The company is fully vested in the stock it received on the date of receipt of the shares. Services that are not preformed within the period are recognized as deferred revenue. Based on this valuation method, during the years ended December 31, 2011 and 2010 the Company received equity securities valued at $1,287,638 and $553,763, respectively for payment of services to the Company and equity securities valued at $193,219 and $216,095 which were recorded as deferred revenue as of December 31, 2011 and 2010 respectively.

General and Administrative Expenses

Crown Equity’s general and administrative expenses consisted of the following types of expenses during the years ended December 31, 2011 and 2010: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses

Marketable Securities

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

The Company reports the change in value of the securities as realized or unrealized gains or losses on a quarterly basis. The gain or loss is calculated as the difference between the acquiring value and the closing market value at the end of the reporting period. For securities purchased, the acquiring value is the fair value of the securities on the date they are acquired. For securities received as payment for revenue transactions, the acquiring value is the fair value of the securities on the date the Company receives the shares as this is the date the company is fully vested in the stock. During the years ended December 31, 2011 and 2010, the Company reported realized losses of $84,841 and $18,579 and unrealized losses of $1,730,600 and unrealized gains $452,587, respectively.

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

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2011 or 2010.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $8,237,730 as of December 31, 2011 and incurred a loss from operations of $444,361 for the year ended December 31, 2011. Unless profitability and increases in stockholders’ equity continues, these conditions raise doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities at level 1 with a fair value of $562,400 and $1,295,751 as of December 31, 2011 and 2010, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Computer equipment	$73,940	$66,735
Less: accumulation depreciation	(29,732)	(10,523)
Net property and equipment	$44,208	$56,212

Depreciation expense totaled $19,209 and $28,516 for the years ended December 31, 2011 and 2010 respectively.

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

The Company did not have taxable income for the years ended December 31, 2011 or 2010.

The Company’s deferred tax assets consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Net operating loss	$--	$19,104
Valuation allowance	(--)	(19,104)
Net deferred tax asset	$--	$-

The Company had a net loss of $2,279,171 and net income $290,283 for the years ending December 31, 2011 and 2010, respectively. As of December 31, 2011, the company’s net operating loss carryforward was $0.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. federal statutory rate	34%	34%
Net operating loss	(34%)	(34%)
Effective tax rate	--%	--%

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

During the year ended December 31, 2011 the Company issued 44,623,007 shares of common stock with a value of $895,821 for service.

During the year ended December 31, 2011 the Company issued 600,000 shares of Class A preferred shares for $600,000 cash. Each share is convertible into 100 common shares at the option of the holder. Crown Equity evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $600,000. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

NOTE 7 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space. The rent for the space is $2,400 per month or $28,800 due in 2011. The landlord is related to one of the officers of the Company.

In the year ended December 31, 2011 the Company paid four related parties $169,500 and issued $169,250 of common stock to the same parties and accrued $57,000 for services. In the year ended December 31, 2010 the Company paid four related parties $150,150 and issued $149,800 of common stock to the same parties and accrued $44,250 for services.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum. During 2010 the related party advanced the Company $8,000 bring the total principal amount under the note as of December 31, 2011 and 2010 to $79,184.

During the quarter ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrue interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity. If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. The unpaid principal amount on this note was $16,025 as of December 31, 2010 and 2011.

During June 2011, the Company entered into a service agreement with Cleantech Transit, Inc. which is a related party due to common Directors and officers. The Company will provide consulting services to Cleantech from April 1, 2011 through March 31, 2012 in return for 5,000,000 shares of Cleantech common stock. The fair value of the stock received was determined to be $775,000 of which $581,781 was recognized as revenue during 2011 and $193,219 was recorded as deferred revenue as of December 31, 2011. The fair value of these marketable securities at December 31, 2011 was $480,000.

Note 8 – SUBSEQUENT EVENTS

On January 2, 2012 the Company issued 3,933,097 shares of common stock with a value of $111,700 for compensation accrued as of December 31, 2012.

During March 2012, the Company reached a settlement agreement with the Federal Labor standards resulting in a total of $29,743 of wages due former employees pertaining to regular and overtime payments for the year ended December 31, 2011. The amount of $29,743 was recorded as an accrued liability as of December 31, 2011.

