Form 10-Q
period 2012-03-31
Crown Equity Holdings, Inc.
filed 2012-05-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☒ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:       Yes : ☒ No:☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 11, 2012, there were 814,105,790 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,826	$84,325
Marketable securities	108,000	82,400
Marketable securities held in related party	450,000	480,000
Accounts receivable	12,370	12,395
Prepaid expenses	2,400	2,400
Total current assets	581,596	661,520

Property and equipment, net of accumulated depreciation $31,612 and $29,732 respectively	42,380	44,208
Total Assets	$623,976	$705,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$194,874	$182,697
Related party deferred revenue	—	193,219
Notes payable	59,000	—
Notes payable-related parties	97,009	95,209
Total current liabilities	350,883	471,125

Stockholders’ Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,000,000 undesignated authorized Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, 600,000 shares issued and outstanding	600	600
Common stock; $0.001 par value, 4,900,000,000 shares authorized, 803,293,175 and 798,360,078 shares issued and outstanding, respectively	803,294	798,361
Additional paid-in capital	7,790,139	7,673,372
Accumulated deficit	(8,320,940)	(8,237,730)
Total stockholders’ equity	273,093	234,603
Total Liabilities and Stockholders’ Equity	$623,976	$705,728

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue	$195,433	$345,232
Direct material costs	2,647	—
Gross profit	192,786	345,232

Operating Expenses:
General and administrative	268,332	782,912
Depreciation	1,880	5,459
Loss from operations	(77,426)	(443,139)

Other Income (Expenses):
Other income	2,300	—
Realized loss on marketable securities	—	(17,053)
Unrealized loss on marketable securities	(4,400)	(1,037,804)
Interest expense	(3,116)	(2,930)
Other expense	(568)	—
Total other income (expenses)	(5,784)	(1,057,787)

Net loss	(83,210)	(1,500,926)

Deemed dividend on series A convertible preferred stock	—	(600,000)

Net loss attributable to common stockholders	$(83,210)	$(2,100,926)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted):	802,692,455	765,772,142

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,210)	$(1,500,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,880	5,459
Common stock issued for services	111,700	526,571
Unrealized (gain) loss on marketable securities	(25,600)	1,037,804
Unrealized loss on related party marketable securities	30,000	—
Realized loss on marketable securities	—	17,053
Marketable securities received for revenue	—	(292,110)
Changes in operating assets and liabilities:
Accounts receivable	25	745
Prepaid expenses	—	(4,800)
Accounts payable and accrued expenses	12,177	(29,691)
Deferred revenue	(193,219)	(53,430)
Accrued salaries	—	—
NET CASH USED IN OPERATING ACTIVITIES	(146,247)	(293,325)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(52)	(4,876)
Proceeds from the sale of marketable securities	—	179,464
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(52)	174,588

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	10,000	—
Proceeds from sale of series A convertible preferred stock	—	600,000
Borrowings on related party notes payable	1,800	—
Borrowings on notes payable	59,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,800	600,000

Net increase (decrease) in cash	(75,499)	481,263
Cash, beginning of period	84,325	149,727
Cash, end of period	$8,826	$630,990

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$14	$14
Income taxes paid	—	—

Noncash Investing and Financing Activities:
Marketable securities received for deferred revenue	—	414,528
Deemed dividend beneficial conversion feature on convertible preferred stock	—	600,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2011 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2011 as reported on Form 10-K, have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $8,320,940 as of March 31, 2012. Unless profitability and increase in shareholders equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities at level 1 with a fair value of $558,000 and $562,400 as of March 31, 2012 and December 31, 2011, respectively.

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

Amounts received for revenue not earned as of period end are accounted for as deferred revenues. As of March 31, 2012 and December 31, 2011, there was zero and $193,219, respectively of deferred revenue.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space. The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company. The lease was renewed on January 1, 2012 for one more year.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three-year unsecured note maturing on November 19, 2012. Through March 31, 2012 the balance increased by $10,000 and was offset by a payment of $2,000 for an outstanding balance of $79,184 as of March 31, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

During the three months ended March 31, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note may be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity. If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. As of March 31, 2012 the outstanding principal balance due to Phoenix Consulting Services was $16,025.

During the three months ended March 31, 2012, the Company borrowed $1,800 from Cleantech Transit, Inc. which is a related party due to common Directors and officers. The borrowing is unsecured, bears no interest and is due on demand.

During June 2011, the Company entered into a service agreement with Cleantech Transit, Inc. which is a related party due to common Directors and officers. The Company provided consulting services to Cleantech from April 1, 2011 through March 31, 2012 in return for 5,000,000 shares of Cleantech common stock. The fair value of the stock received was determined to be $775,000 of which $581,781 was recognized as revenue during 2011 and $193,219 was recognized as revenue during the three months ended March 31, 2012. The fair value of these marketable securities at March 31, 2012 and December 31, 2011 was $450,000 and $480,000, respectively.

NOTE 6 – NOTES PAYABLE

During the three month period ended March 31, 2012 the Company borrowed an aggregate of $59,000 under three notes payable as follows:

•	Two 60 day unsecured notes bearing interest at 6% per annum for $10,000 and $14,000
•	One 60 day note bearing no interest secured by 3,500,000 shares of the Company stock to be issued if the note is not paid within the 60 day time period.

NOTE 7– EQUITY

During the three months ended March 31, 2012, Crown Equity issued 4,933,097 common shares as follows:

•	3,933,097 shares of common stock for compensation valued at $111,700;
•	1,000,000 shares of common stock for cash of $10,000.

NOTE 8 – CONTINGENCIES

During the three month period ended March 2012, the Company reached a settlement agreement with the Federal Labor standards resulting in a total of $29,743 of wages due former employees pertaining to regular and overtime payments for the year ended December 31, 2011.

NOTE 9– SUBSEQUENT EVENTS

On April 1, 2012, the Company issued 7,312,615 shares of common stock with a value of $87,751 for compensation accrued as of March 31, 2012.

On April 10, 2012 the Company issued 3,500,000 common shares for payment of a $35,000 note that became past due.

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

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada 89146.

As of March 31, 2012, Crown Equity had no employees and utilizing the services of 2 independent contractors and consultants.

RESULTS OF OPERATIONS

For the three month period ending March 31, 2012, revenues were $195,433 and for the same period in 2011, revenues were $345,232. A net loss of $83,210 was recorded for the three month period ending March 31, 2012 compared to a net loss of $2,100,926 for the same period in 2011. The net loss for the three month period ending March 31, 2012 consisted of an operating loss of $77,426 and $443,139 in the same period in 2011. Other expenses for the three month period ending March 31, 2012 was $5,784. This compared to other expenses of $1,057,787 for the same period in 2011. We incurred an unrealized loss during the three months ending March 31, 2012 of $4,400 compared to an unrealized loss of $1,037,804 for the three months ending March 31, 2011. These unrealized losses were a significant part of the variation in net loss between periods.

General and administrative expense decreased to $268,332 for the three months ended March 31, 2012 from $782,912 for the three months ended March 31, 2011. The reduction of payroll and consulting services in 2012 was the majority of the decrease from year to year. Interest expense incurred during the three month period ending March 31, 2012 was $3,116 compared $2,930 for the same period in 2011. Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, Crown Equity had current assets of $581,596 and current liabilities of $350,883, resulting in working capital of $230,713. Stockholders' equity as of March 31, 2012 was $273,093.

Net cash used in operations for the three months ending March 31, 2012 was $146,247 compared to net cash used of $293,325 for the same period in 2011, a decrease of $147,078.

Net cash used in investing activities for the three months ending March 31, 2012 was $52 compared to net cash provided of $174,588 for the same period in 2011, a decrease of $174,640. The cash provided by investing activities during the three months ended March 31, 2011 was due to the sale of stock received in payment for work completed by the Company.

Net cash provided by financing activities during the three months ended March 31, 2012 was $70,800 compared to net cash provided of $600,000 in 2011, a decrease of $529,200. The change was due primarily to the issuance of Series A convertible preferred shares for $600.000 during 2011.

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

EMPLOYEES

As of March 31, 2012, Crown Equity had no employees.

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

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

None

ITEM 1A:  RISK FACTORS

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2011.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, Crown Equity issued 4,933,097 common shares as follows:

•	3,933,097 shares of common stock for compensation valued at $111,700;
•	1,000,000 shares of common stock for cash of $10,000.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  [REMOVE AND RESERVE]

None

ITEM 5:  OTHER INFORMATION.

None

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

Date May 11, 2012

