Form 10-Q
period 2012-06-30
Crown Equity Holdings, Inc.
filed 2012-08-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0677140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1226 Pentland Down Road, Las Vegas, NV 89146
(Address of principal executive offices)

(702) 448-1543
(Issuer's telephone number)

5440 West Sahara Avenue, Suite 205, Las Vegas, NV 89146
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

As of August 14, 2012, there were 880,192,502 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$11,110	$84,325
Marketable securities	105,000	82,400
Marketable securities held in related party	50,000	480,000
Accounts receivable	12,370	12,395
Prepaid expenses	2,400	2,400
Total current assets	180,880	661,520

Property and equipment, net of accumulated depreciation $33,492 and $29,732 respectively	40,499	44,208
Total Assets	$221,379	$705,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$115,633	$182,697
Related party deferred revenue	--	193,219
Notes payable-related parties	103,409	95,209
Total current liabilities	219,042	471,125

Stockholders’ Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,000,000 undesignated authorized
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, none and 600,000 shares issued and outstanding, respectively	--	600
Common stock; $0.001 par value, 4,900,000,0000 shares authorized, 878,192,502 and 798,360,078 shares issued and outstanding, respectively	878,193	798,361
Additional paid-in capital	7,900,691	7,673,372
Accumulated deficit	(8,776,547)	(8,237,730)
Total stockholders’ equity	2,337	234,603
Total Liabilities and Stockholders’ Equity	$221,379	$705,728

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$20,281	$1,043,647	$215,714	$1,388,879
Direct material costs	1,656	2,500	4,303	2,500
Gross profit	18,625	1,041,147	211,411	1,386,379

Operating Expenses:
General and administrative	51,887	426,771	320,219	1.209,683
Depreciation	1,880	4,789	3,760	10,248
Income(loss) from operations	(35,142)	609,587	(112,568)	166,448

Other Income (Expenses):
Other income	(1,025)	--	1,275	--
Realized loss on marketable securities	(1,155)	501	(1,155)	(16,552)
Unrealized gain (loss) on marketable securities	32,400	924,938	28,000	(112,866)
Unrealized gain (loss) on marketable securities – related party	(430,000)	--	(430,000)	--
Interest expense	(2,856)	(2,930)	(5,972)	(5,860)
Loss on extinguishment of debt	(17,700)		(17,700)
Other expense	(129)	(1,395)	(697)	(1,395)
Total other income (expenses)	(420,465)	921,114	(426,249)	(136,673)

Net income (loss)	(455,607)	1,530,701	(538,817)	29,775
Deemed dividend on series A convertible
preferred stock	--	--	--	(600,000)

Net loss attributable to common
stockholders	$(455,607)	$1,530,701	$(538,817)	(570,225)

Net loss per common share attributable to common stockholders, basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net loss per common share attributable to common stockholders, diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding basic	861,872,576	784,504,251	802,992,815	776,756,538
Weighted average common shares outstanding diluted	861,872,576	844,504,251	802,992,815	776,756,538

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(538,817)	$29,775
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,760	10,248
Common stock issued for services	219,851	646,821
Unrealized (gain) loss on marketable securities	(28,000)	112,866
Unrealized loss on related party marketable securities	430,000	--
Loss on extinguishment of debt	17,700	--
Realized loss on marketable securities	1,155	16,552
Marketable securities received for revenue	--	(1,248,709)
Changes in operating assets and liabilities:
Accounts receivable	25	(6,800)
Prepaid expenses	--	(4,800)
Accounts payable and accrued expenses	(67,064)	(23,212)
Deferred revenue	(193,219)	(106,739)
Accrued salaries	--	--
NET CASH USED IN OPERATING ACTIVITIES	(154,609)	(573,998)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(51)	(5,898)
Proceeds from the sale of marketable securities	4,245	388,773
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,194	382,875

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	10,000	--
Proceeds from sale of series A convertible preferred stock	--	600,000
Borrowings on notes payable	59,000
Borrowings on related party notes payable	8,200	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,200	600,000

Net increase (decrease) in cash	(73,215)	408,877
Cash, beginning of period	84,325	149,727
Cash, end of period	$11,110	$558,604

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$13	$27
Income taxes paid	--	--

Noncash Investing and Financing Activities:
Marketable securities received for deferred revenue	$--	$234,531
Deemed dividend beneficial conversion feature on convertible preferred stock	--	600,000
Common stock issued for debt	59,000	--
Common stock issued for the conversion of preferred stock	60,000	--

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $8,776,547 as of June 30, 2012. Unless profitability and increase in shareholders equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $155,000 and $562,400 as of June 30, 2012 and December 31, 2011, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2012

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Marketable
Securities	$155,000	$-	$-	$155,000

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Marketable
securities	$562,400	$-	$-	$562,400

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

Amounts received for revenue not earned as of period end are accounted for as deferred revenues. As of June 30, 2012 and December 31, 2011, there was zero and $193,219, respectively of deferred revenue.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company. The lease was renewed on January 1, 2012 for one more year.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three-year unsecured note maturing on November 19, 2012. Through June 30, 2012 the balance increased by $10,000 and was offset by a payment of $2,000 for an outstanding balance of $79,184 as of June 30, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

During the three months ended June 30, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note may be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum.  As of June 30, 2012 the outstanding principal balance due to Phoenix Consulting Services was $16,025.

During the six months ended June 30, 2012, the Company borrowed a total of $8,200 from related parties. $1,800 was from Cleantech Transit, Inc. which is a related party due to common Directors and officers and a director and officer of the Company. The remaining $6,400 is from Monste Zaman, a shareholder and director of the company. The borrowings are unsecured, bear no interest and due on demand.

During June 2011, the Company entered into a service agreement with Cleantech Transit, Inc. which is a related party due to common Directors and officers. The Company provided consulting services to Cleantech from April 1, 2011 through June 30, 2012 in return for 5,000,000 shares. The fair value of the stock received was determined to be $775,000 of which $581,781 was recognized as revenue during 2011 and $193,219 was recognized as revenue during the six months ended June 30, 2012. The fair value of these marketable securities at June 30, 2012 and December 31, 2011 was $50,000 and $480,000, respectively.

NOTE 6 – NOTES PAYABLE

During the six month period ended June 30, 2012 the Company borrowed an aggregate of $59,000 under three notes payable as follows:

•	Two 60-day unsecured notes bearing interest at 6% per annum for $10,000 and $14,000
•	One 60-day note for $35,000 bearing no interest secured by 3,500,000 shares of the Company stock to be issued if the note is not paid within the 60 day time period.

The $10,000 and $14,000 notes were paid during the six months ended June 30, 2012 through the issuance of 2,400,000 common shares. The fair value of the common stock was determined to be $31,200 resulting in a loss on the extinguishment of debt of $7,200.

The $35,000 note was not repaid by its maturity date. Accordingly, the 3,500,000 common shares by which it was secured were issued to extinguish the note. The fair value of the common stock was determined to be $45,500 resulting in a loss on the extinguishment of debt of $10,500.

NOTE 7– EQUITY

During the six months ended June 30, 2012, Crown Equity issued 80,545,712 common shares as follows:

•	13,645,712 shares of common stock for compensation valued at $219,851,
•	1,000,000 shares of common stock for cash of $10,000,
•	5,900,000 shares of common stock for notes payable valued at $76,700 (see Note 6),
•	and 60,000,000 shares of common stock for the conversion of 600,000 preferred shares.

During the period ended June 30, 2012, the Company also cancelled 713,288 shares originally issued to an independent contractor upon his resignation from the company.

NOTE 8 – CONTINGENCIES

During the six months ended June 30, 2012, the Company reached a settlement agreement with the Federal Labor standards resulting in $29,743 of wages due former employees pertaining to regular and overtime payments for the year ended December 31, 2011.

NOTE 9– SUBSEQUENT EVENTS

On July1, 2012, the Company issued 2,133,333 shares with a value of $9,200 for compensation accrued as of June 30, 2012.

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

Crown Equity’s office is located at 5440 West Sahara, Suite 205, Las Vegas, Nevada 89146.

As of June 30, 2012, Crown Equity had no employees and utilizing the services of 2 independent contractors and consultants.

RESULTS OF OPERATIONS

For the three month and six month period ending June 30, 2012, revenues were $20,281 and $215,714 and for the same periods in 2011, revenues were $1,043,647 and $1,388,879 respectively. A net loss of $455,607 and $538,817 was recorded for the three and six month period ending June 30, 2012 compared to net income of $1,530,701 and $29,775 for the same periods in 2011. The net loss for the three and six month period ending June 30, 2012 consisted of an operating loss of $35,142 and $112,568 compared to operating income of $609,587 and $166,448  in the same period in 2011.  Other expenses for the three and six month period ending June 30, 2012 were $420,465 and $426,249.  This compared to other income of $921,114 for the three month period and other expenses of $136,673 for the six month period in 2011. We incurred an unrealized loss during the three and six months ending June 30, 2012 of $397,600 and $402,000 compared to an unrealized gain of $924,938 and unrealized loss of $112,866 for the three and six month period ending June 30, 2011. These unrealized gains and losses were a significant part of the variation in net income and loss between periods.

General and administrative expense decreased to $51,887 and $320,219 for the three and six months ended June 30, 2012 from $426,711 and $1,209,683 for the three and six months ended June 30, 2011. The reduction of payroll and consulting services in 2012 was the majority of the decrease from year to year.  Interest expense incurred during the three and six month period ending June 30, 2012 was $2,856 and $5,972 compared $2,930 and $5,860 for the same period in 2011.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, Crown Equity had current assets of $180,880 and current liabilities of $219,042, resulting in negative working capital of $38,162.  Stockholders' equity as of June 30, 2012 was $2,337.

Net cash used in operations for the six months ending June 30, 2012 was $154,609 compared to net cash used of $573,998 for the same period in 2011, a decrease of $412,190.

Net cash provided by investing activities for the six months ending June 30, 2012 was $4,194 compared to net cash provided of $382,875 for the same period in 2011, a negative variance of $378,681. The cash provided by investing activities during the six months ended June 30, 2012 and 2011 was due to the sale of stock received in payment for work completed by the Company.

Net cash provided by financing activities during the six months ended June 30, 2012 was $77,200 compared to net cash provided of $600,000 in 2011, a decrease of $522,800. The change was due primarily to the issuance of Series A convertible preferred shares for $600.000 during 2011.

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

EMPLOYEES

As of June 30, 2012, Crown Equity had no employees.

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

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2012, Crown Equity issued 80,545,712 common shares as follows:

•	13,645,712 shares of common stock for compensation valued at $219,851,
•	1,000,000 shares of common stock for cash of $10,000,
•	5,900,000 shares of common stock for notes payable valued at $76,700,
•	and 60,000,000 shares of common stock for the conversion of 600,000 preferred shares.
•	During the period ended June 30, 2012, the Company also cancelled 713,288 shares of common stock originally issued to an independent contractor upon his resignation from the company.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  [REMOVE AND RESERVE]

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32.1	Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2	Certification of Compliance to Sarbanes-Oxley

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

Date August 14, 2012	By:	/s/ Kenneth Bosket
Kenneth Bosket,
CEO

Date August 14, 2012	By:	/s/ Lowell Holden
Lowell Holden,
CFO