Form 10-Q/A
period 2012-06-30
Crown Equity Holdings, Inc.
filed 2012-08-16
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Crown Equity Holdings, Inc's. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Crown Equity Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$11,110	$84,325
Marketable securities	105,000	82,400
Marketable securities held in related party	50,000	480,000
Accounts receivable	12,370	12,395
Prepaid expenses	2,400	2,400
Total current assets	180,880	661,520

Property and equipment, net of accumulated depreciation $33,492 and $29,732 respectively	40,499	44,208
Total Assets	$221,379	$705,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$115,633	$182,697
Related party deferred revenue	--	193,219
Notes payable-related parties	103,409	95,209
Total current liabilities	219,042	471,125

Stockholders’ Equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,000,000 undesignated authorized
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, none and 600,000 shares issued and outstanding, respectively	--	600
Common stock; $0.001 par value, 4,900,000,000 shares authorized, 878,192,502 and 798,360,078 shares issued and outstanding, respectively	878,193	798,361
Additional paid-in capital	7,900,691	7,673,372
Accumulated deficit	(8,776,547)	(8,237,730)
Total stockholders’ equity	2,337	234,603
Total Liabilities and Stockholders’ Equity	$221,379	$705,728

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

NOTE 9– SUBSEQUENT EVENTS

On July 1, 2012, the Company issued 2,133,333 shares with a value of $9,200 for compensation accrued as of June 30, 2012.

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

CROWN EQUITY HOLDINGS INC.

Date August 15, 2012	By:	/s/ Kenneth Bosket
Kenneth Bosket,
CEO

Date August 15, 2012	By:	/s/ Lowell Holden
Lowell Holden,
CFO