Form 10-Q
period 2012-09-30
Crown Equity Holdings, Inc.
filed 2013-04-04
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0677140
(State or other jurisdiction of incorporation or organization)(	IRS Employer Identification No.)

11226 Pentland Down Road, Las Vegas, NV 89146
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

As of April 3, 2013, there were 880,325,835 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,318	$84,325
Marketable securities	105,000	82,400
Marketable securities held in related party	302,859	480,000
Accounts receivable	--	12,395
Accounts receivable from related party	44,000	--
Prepaid expenses	--	2,400
Total current assets	457,177	661,520

Property and equipment, net of accumulated depreciation $47,681 and $29,732 respectively	26,310	44,208
Total Assets	$483,487	$705,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$115,510	$182,697
Related party deferred revenue	--	193,219
Notes payable	3,000	--
Notes payable to related parties	108,818	95,209
Total current liabilities	227,328	471,125

Stockholders’ Equity:

Preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,000,000 undesignated authorized Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, none and 600,000 shares issued and outstanding, respectively	--	600
Common stock; $0.001 par value, 4,900,000,0000 shares authorized, 880,325,835 and 798,360,078 shares issued and outstanding, respectively	880,326	798,361
Additional paid-in capital	7,938,818	7,673,372
Accumulated deficit	(8,562,985)	(8,237,730)
Total stockholders’ equity	256,159	234,603
Total Liabilities and Stockholders’ Equity	$483,487	$705,728

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Revenue	$59	$213,441	$2,554	$944,101
Revenue – related party	336,100	39,069	549,319	697,288
Direct material costs	1,929	1,348	6,232	3,848
Gross profit	334,230	251,162	545,641	1,637,541

Operating Expenses:
General and administrative	45,229	423,152	365,448	1,632,835
Depreciation	14,189	5,294	17,949	15,542
Income (loss) from operations	274,812	(177,284)	162,244	(10,836)

Other Income (Expenses):
Other income	788	664	2,063	664
Realized loss on marketable securities	--	(14,789)	(1,155)	(31,341)
Unrealized gain (loss) on marketable securities	--	(1,413,900)	28,000	(1,414,266)
Unrealized gain (loss) on marketable securities – related party	(37,441)	12,500	(467,441)	(100,000)
Interest expense	(2,856)	(2,938)	(40,328)	(8,798)
Loss on extinguishment of debt	--	--	(7,200)	--
Other expense	(741)	(1,663)	(1,438)	(3,058)
Total other expenses	(40,250)	(1,420,126)	(487,499)	(1,556,799)

Net income (loss)	234,562	(1,597,410)	(325,255)	(1,567,635)

Deemed dividend on series A convertible preferred stock	--	--	--	(600,000)

Net income (loss) attributable to common stockholders	$234,562	$(1,597,410)	$(325,255)	(2,167,635)

Net income (loss) per common share attributable to common stockholders (basic and diluted)	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	880,279,458	789,342,792	848,398,277	781,979,178

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325,255)	$(1,567,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,949	15,542
Bad debt expense	12,395	--
Amortization of debt discount	31,500	--
Common stock issued for services	239,111	774,420
Unrealized (gain) loss on marketable securities	(28,000)	1,414,266
Unrealized loss on related party marketable securities	467,441	100,000
Loss on extinguishment of debt	7,200	--
Realized loss on marketable securities	1,155	31,341
Marketable securities received for revenue	(290,300)	(1,405,817)
Changes in operating assets and liabilities:
Accounts receivable	--	(1,980)
Related party accounts receivable	(44,000)	--
Prepaid expenses	2,400	--
Accounts payable and accrued expenses	(67,187)	(13,965)
Deferred revenue	(193,219)	(197,867)
Accrued salaries	--	1,646
NET CASH USED IN OPERATING ACTIVITIES	(168,810)	(850,049)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(51)	(6,849)
Proceeds from the sale of marketable securities	4,245	396,273
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,194	389,424

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	10,000	--
Proceeds from sale of series A convertible preferred stock	--	600,000
Borrowings on notes payable	62,000	--
Borrowings on related party notes payable	13,609	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,609	600,000

Net increase (decrease) in cash	(79,007)	139,375
Cash, beginning of period	84,325	149,727
Cash, end of period	5,318	$289,102

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$12	$48
Income taxes paid	--	--
Noncash Investing and Financing Activities:
Marketable securities received for deferred revenue	$--	$77,712
Deemed dividend beneficial conversion feature on convertible preferred stock	--	600,000
Debt discount due to beneficial conversion feature	31,500	--
Common stock issued for debt	59,000	--
Common stock issued for the conversion of preferred stock	60,000	--

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $8,562,985 as of September 30, 2012. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $105,000 and $82,400 as of September 30, 2012 and December 31, 2011, respectively. Crown Equity has classified related party marketable securities at level 1 with a fair value of $302,859 and $480,000 as of September 30, 2012 and December 31, 2011, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2012

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of September 30, 2012
Assets:
Marketable securities	$105,000	$-	$-	$105,000
Marketable securities
held in related party	$302,859	$-	$-	$302,859

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of December 31, 2011
Assets:
Marketable securities	$82,400	$-	$-	$82,400
Marketable securities
held in related party	$480,000	$-	$-	$480,000

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

Amounts received for revenue not earned as of period end are accounted for as deferred revenues. As of September 30, 2012 and December 31, 2011, there was zero and $193,219, respectively of deferred revenue.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space.  The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company. The lease was renewed on January 1, 2012, however, during the nine months ended September 30, 2012, the lease was terminated by mutual consent and the offices were vacated by the Company.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three-year unsecured note maturing on November 19, 2012. Through September 30, 2012 the balance increased by $10,000 and was offset by a payment of $2,000 for an outstanding balance of $79,184 as of September 30, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum.

During the period ended June 30, 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note may be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future.  Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity.  If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum.  As of September 30, 2012 the outstanding principal balance due to Phoenix Consulting Services was $16,025.

During the nine months ended September 30, 2012, the Company borrowed a total of $13,609 from related parties. $1,000 was from Phoenix Consulting Services, which is a related party due to common Directors and officers and a director and officer of the Company. The remaining $12,609 is from Montse Zaman, a shareholder and director of the company. The borrowings are unsecured; bear no interest and due on demand.

During June 2011, the Company entered into a service agreement with Cleantech Transit, Inc. which is a related party due to common Directors and officers. The Company provided consulting services to Cleantech from April 1, 2011 through March 31, 2012 in return for 5,000,000 shares. The fair value of the stock received was determined to be $775,000 of which $581,781 was recognized as revenue during 2011 and $193,219 was recognized as revenue during the nine months ended September 30, 2012. The fair value of these marketable securities at September 30, 2012 and December 31, 2011 was $150,000 and $480,000, respectively.

On April 1, 2012 the Company entered into a new management agreement with Cleantech Transit, Inc. From May 1, 2012 through April 30, 2013, the Company will provide its management services to Cleantech for approximately $22,000 per month payable in either cash or stock of Cleantech. On July 1, 2012 Cleantech issued the Company 5,280,000 common shares with a market value of $52,800 for full payment of the months May through July 2012. The Company has accrued $44,000 in accounts receivable for the management fee due from Cleantech for August and September 2012. The fair value of these marketable securities at September 30, 2012 was $15,840.

On July 20, 2012 the Company received 45,673,152 shares of Cleantech stock with a value of $237,500 for the differential value between the shares issued under the 2011 consulting contract and the value of the services received. The shares were recorded as revenue from related party for the nine months ended September 30, 2012. The fair value of these marketable securities at September 30, 2012 was $137,019.

NOTE 6 – NOTES PAYABLE

During the nine months ended September 30, 2012 the Company borrowed an aggregate of $62,000 under three notes payable as follows:

•	Two 60-day unsecured notes bearing interest at 6% per annum for $10,000 and $14,000
•	One 60-day note for $35,000 bearing no interest that automatically converts into 3,500,000 shares of the Company stock if the note is not paid within the 60 day time period.
•	A demand non-interest bearing note for $3,000 from a non-related party.

The $10,000 and $14,000 notes were paid during the nine months ended September 30, 2012 through the issuance of 2,400,000 common shares. The fair value of the common stock was determined to be $31,200 resulting in a loss on the extinguishment of debt of $7,200.

The Company evaluated the $35,000 note for a beneficial conversion feature on the loan commitment date and determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $31,500. This beneficial conversion feature was recognized as interest expense on the date the loan became convertible. The $35,000 note was not repaid by its maturity date and it converted into the 3,500,000 common shares.

NOTE 7 – EQUITY

During the nine months ended September 30, 2012, Crown Equity issued 82,679,045 common shares as follows:

•	15,779,045 shares of common stock for services valued at $239,111,
•	1,000,000 shares of common stock for cash of $10,000,
•	5,900,000 shares of common stock for notes payable valued at $76,700 (see Note 6),
•	and 60,000,000 shares of common stock for the conversion of 600,000 preferred shares.

During the period ended September 30, 2012, the Company also cancelled 713,288 shares originally issued to an independent contractor upon his resignation from the company.

NOTE 8 – CONTINGENCIES

During the nine months ended September 30, 2012, the Company reached a settlement agreement with the Federal Labor standards resulting in $29,743 of wages due former employees pertaining to regular and overtime payments for the year ended December 31, 2011

NOTE 9 – SUBSEQUENT EVENT

On October 31, 2012 the Company received 55,000,000 shares of common stock from Cleantech Transit, Inc. with a value of $66,000 for management services for Cleantech Transit for the three month period ending October 31, 2012.

On February 1, 2013 the Company received 29,666,667 share of common stock from Cleantech Transit, Inc. with a value of $53,400 for management services of Cleantech transit for the three month period ended January 31, 2013.

On March 11, 2013 the Company entered into an asset sale agreement wherby the Company sold its wholly owned subsidiary, Crown Direct, Inc. to Cleantech Transit, Inc. Under terms of the agreement the Company, at closing, will received 2,500,000 Class B preferred shares of Cleantech Transit, Inc. for all the shares of Crown Direct, Inc.

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

Crown Equity’s office is located at 11226 Pentland Down Road, Las Vegas, NV 89146.

As of September 30, 2012, Crown Equity had no employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

For the three month and nine month period ending September 30, 2012, revenues were $336,159 and $551,873 and for the same periods in 2011, revenues were $252,510 and $1,641,389 respectively. Net income of $234,562 and net loss of $325,255 was recorded for the three and nine month period ending September 30, 2012 compared to net loss of $1,597,410 and $2,167,635 for the same periods in 2011. The net operation income for the three and nine month period ending September 30, 2012 was $274,812 and $162,244 compared to operating loss of $177,284 and $10,836 in the same period in 2011.  Other expenses for the three and nine month period ending September 30, 2012 were $40,250 and $487,499.  This compared to other expenses of $1,420,126 for the three month period and $1,556,799 for the nine month period in 2011. We incurred an unrealized loss during the three and nine months ending September 30, 2012 of $37,411 and $439,441 compared to an unrealized losses of $1,401,400 and $1,514,266 for the three and nine month period ending September 30, 2011. These unrealized losses were a significant part of the variation in net income and loss between periods.

General and administrative expense decreased to $45,231 and $365,448 for the three and nine months ended September 30, 2012 from $423,152 and $1,632,835 for the three and nine months ended September 30, 2011. The reduction of payroll and consulting services in 2012 was the majority of the decrease from year to year.  Interest expense incurred during the three and nine month period ending September 30, 2012 was $2,856 and $40,328 compared $2,938 and $8,798 for the same periods in 2011. The interest expense for the nine months ended September 30, 2012 includes amortization of a debt discount of $31,500.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, Crown Equity had current assets of $457,177 and current liabilities of $227,328, resulting in working capital of $229,849.  Stockholders' equity as of September 30, 2012 was $256,159.

Net cash used in operations for the nine months ending September 30, 2012 was $168,810 compared to net cash used of $850,049 for the same period in 2011, a decrease of $681,239.

Net cash provided by investing activities for the nine months ending September 30, 2012 was $4,194 compared to net cash provided of $389,424 for the same period in 2011, a negative variance of $385,230. The cash provided by investing activities during the nine months ended September 30, 2012 and 2011 was due to the sale of stock received in payment for work completed by the Company.

Net cash provided by financing activities during the nine months ended September 30, 2012 was $85,609 compared to net cash provided of $600,000 in 2011, a decrease of $514,391. The change was due primarily to the issuance of Series A convertible preferred shares for $600,000 during 2011.

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

EMPLOYEES

As of September 30, 2012, Crown Equity had no employees.

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

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2012, Crown Equity issued 82,679,045 common shares as follows:

•	15,779,045 shares of common stock for compensation valued at $239,111,
•	1,000,000 shares of common stock for cash of $10,000,
•	5,900,000 shares of common stock for notes payable valued at $76,700
•	60,000,000 shares of common stock for the conversion of 600,000 preferred shares.

During the period ended September 30, 2012, the Company also cancelled 713,288 shares originally issued to an independent contractor upon his resignation from the company.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY INFORMATION

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32.1	Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2	Certification of Compliance to Sarbanes-Oxley

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
____________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

Date April 3, 2013	By:	/s/ Kenneth Bosket
Kenneth Bosket,
CEO