Form 10-K
period 2012-12-31
Crown Equity Holdings, Inc.
filed 2013-06-26
CIK 1103833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0677140
State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

11226 Pentland Downs Street, Las Vegas, NV 89141
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The aggregate number of shares of the voting stock held by non-affiliates on June 26, 2013 was 329,843,351. The market value of these shares, computed by reference to the market closing price on June 20, 2013 was $1,319,373. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of June 26, 2013 was 878,192,502.

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

In April 2011 the Company signed a management agreement with Cleantech Transit, Inc., a related party, to provide management and consulting services. The Management and directors of the Company and Cleantech are common to each Company.

The Company’s office is located at 11226 Pentland Down Street, Las Vegas NV 89141.

As of December 31, 2012, the Company had no employees and utilized the services of 1 independent contractor.

Item 2: Properties

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

On May 25, 2010, the Company designated 25,000 shares of its preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). The Series A Stock is convertible at the option of the holder into 10,000 shares of the Company’s common stock for each share of Series A Stock held. No Series A Stock has been issued. In March, 2011, the Company amended its Series A Stock, increasing the number of shares to 1,000,000 shares with each share convertible into one hundred (100) shares of the Company’s common stock at the option of the Holder. The Company accepted a subscription to issue 600,000 shares of its Series A Stock to an unaffiliated third party for $600,000 in April 2011. During the year ended December 31, 2012 the Company converted the 600,000 shares of Series A preferred into 60,000,000 shares of common stock.

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol “CRWE” and CUSIP #22834M107. The Company’s stock is traded on the OTC Electronic Bulletin Board. As of June 24 2013, the Company had 878,192,502 shares of its common stock issued and outstanding, of which 329,843,351 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2012and 2011.

Period	High Bid	Low Bid
1st Qtr. 2011	.028	.011
2nd Qtr. 2011	.031	.011
3rd Qtr. 2011	.0297	.011
4th Qtr. 2011	.0297	.015
1 st Qtr. 2012	.0296	.0098
2 nd Qtr. 2012	.015	.0045
3 rd. Qtr. 2012	.01	.0039
4 th Qtr. 2012	.008	.0023

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2012, the Company estimates there are approximately 45 “holders of record” of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 4,900,000,000 shares of common stock, par value $.001 and 100,000,000 shares of preferred stock, par value $.001, none of which are issued and outstanding.

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock and from a license fee. The Company’s balance sheet as of December 31, 2012 reflects expanded assets and reduced liabilities from the previous year due to equity method investments received from related party revenues and conversion of notes payable to common shares. The revenue transaction has had a positive impact on the Company’s liquidity; however, it may not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2012, the Company has $91,794 due to Montse Zaman, an officer and director, and $17,025 due to Phoenix Consulting Services, a company controlled by Montse Zaman, as three year unsecured notes due on November 19, 2012, with interest accruing at 12% per annum. As of December 31, 2012 the notes are in default and accrue interest at the rate of 18% per annum. The Company also has $1,000 due to Tisa Capital, controlled by a related party, which note is unsecured, bears no interest and is due on demand.

At December 31, 2012, the Company had negative working capital of $102,612 which consisted of current assets of $141,209 and current liabilities of $243,821. The current liabilities of the Company at December 31, 2012 are composed primarily of accounts payable and accrued expenses of $132,002 and short-term debt of $111,819 with the portion due to related parties of $109,819.

Cash flows used in operating activities during the year ending December 31, 2012 was $173,563 compared to cash flow used of $1,056,964 for the same period in 2011. This represents a positive change of $883,401. The primary factors to the change include the decrease in net loss of $1,232,665 and decrease in investments received for revenues of $1,287,638, offset by decrease in unrealized losses of marketable securities of $1,463,600.

Cash flows provided by investing activities for the year ended December 31, 2012 totaled $4,837 and included cash paid for the purchase of fixed assets totaling $51 and proceeds from the sale of marketable securities of $4,888 compared to cash paid for fixed assets of $7,205 and proceeds from the sale of marketable securities of $398,767 as investing activities during 2011.

Cash flows provided by financing was $85,610 for the year ending December 31, 2012 compared to $600,000 for the same period in 2011. The 2012 financing was due to the sale of Common stock of $10,000, issuance of related party debt of $14,610 and the issuance of third party debt and convertible debt of $61,000. The cash flow from financing activity in 2011 was from the issuance of 600,000 shares of preferred stock for cash.

As of December 31, 2012, the Company had total assets of $293,483 and total liabilities of $243,821. Stockholders’ equity as of December 31, 2012 was $49,662 compared to equity of $491,980 at December 31, 2011. Liabilities decreased in 2012 due to the decrease in accounts payable and accrued expense from $182,697 at December 31, 2011 to $132,002 at December 31, 2012 and reduction of deferred revenue of $193,219 as of December 31, 2011 to $0 at December 31, 2012. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2012, the Company had revenues of $24,354 compared to $1,570,814 revenues for the year ended December 31, 2011. For the year ended December 31, 2012, the Company had operating expenses of $380,212 and a net loss of $789,129. For the year ended December 31, 2011, the Company had operating expenses of $1,995,944 and a net loss of $2,021,794. The difference in expenses between the two periods resulted from the Company's decreased operations during 2012. The net loss per share was $0.00 for year ended December 31, 2012 and 2011.

The difference in revenues from 2011 to 2012 resulted from a modification to the Company’s operations. The Company focused its efforts its management contract with related party Cleantech Transit, Inc. The Company providing services and does not have inventory or product costs. The Company’s expenses in 2012 were significantly lower than 2011 due to no employee expense for most of the year and compensating one consultant for its services provided. Compensation and payroll cost totaled $176,038, professional services costs including legal and accounting expenses of $76,266, and advertising costs of $34,555 comprising the major expenses of operations during 2012.

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

The material weaknesses relate to the following:

-Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Executive Officer. Our President does not possess accounting expertise and our company does not have an audit committee.

-Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012.

Item 9b:  Other Information

None

Part III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Steven Onoue	54	Director since July, 2002

Kenneth Bosket	66	CEO, Director since June 2008

Montse Zaman	38	Secretary, Treasurer, Director since February, 2008

Lowell Holden	70	CFO, Director since January 2010

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

KENNETH BOSKET - Kenneth Bosket is a director of the Company. Mr. Bosket has been CEO of the Company since June, 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is co-founder of JaHMa, a music company in Las Vegas, Nevada and a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket has received numerous awards, such as the Pinnacle Award for his exceptional service with his former employer combined with his community service involvements. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University. Mr. Bosket brings to the Company extensive experience in managing employees as well as extensive marketing experience which have been invaluable in helping the Company move forward with offering its marketing and advertising services.

STEVEN ONOUE - Mr. Onoue is a director of the Company. Since 2009, Mr. Onoue has been self-employed as a day trader of securities. From 2000 until August, 2009, Mr. Onoue was an officer and director of Crown Partners, Inc., the former majority shareholder of the Company. As part of his duties with Crown Partners, Mr. Onoue was formerly as vice president and manager of Sanitec™ Services of Hawaii, Inc., a wholly-owned subsidiary of Crown Partners, Inc. engaged in medical waste treatment and disposal, from 2000 until May, 2005. Prior to that, Mr. Onoue was the president of Cathay Atlantic Trading Company in Honolulu, Hawaii which traded in hard commodities and acted as consultant to many construction and renovation projects. Mr. Onoue acts as a community liaison and legislative analyst to Rep. Suzuki of the State of Hawaii. Mr. Onoue has been registered securities professional as well as a being involved in real estate in Hawaii for more than 15 years. Mr. Onoue brings his extensive experience in the securities and business fields to the Company. His experience in operating businesses as well as his keen understanding of the public securities markets for small cap companies makes him an asset to the Company.

MONTSE ZAMAN - Montse Zaman is the secretary and treasurer for the Company. She worked for Zaman & Company, a private business consulting firm, as an administrative assistant from 2003 until the end of 2008 when she joined the Company. Ms. Zaman has extensive organizational experience and is involved in handling the day-to-day administrative operations of the Company. Ms. Zaman has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexico. Mrs. Zaman possesses strong administrative credentials which have proven invaluable in handling the daily operations of the Company and reporting and working directly with the Company’s CFO in ensuring that all financial transactions are accurately and properly reported.

LOWELL HOLDEN - Lowell Holden is CFO and Chief Accounting Officer of the Company as well as a director. Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

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

The Company previously adopted a Code of Ethics in 2004. The Company has revised the Code of Ethics and is adopting a new Code of Ethics which applies to its directors as well as to its officers including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics is attached as an Exhibit to this Report and is also available on the Company’s website, www.crownequityholdings.com. A copy of the Code of Ethics is also available at no charge to anyone who may send a request in writing to the Company, addressed to its CEO, at, Las Vegas, NV 89146.

Identification of Certain Significant Employees - The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 11: Executive Compensation

During fiscal 2012 the Company paid its officers and directors an aggregate of $11,250 plus issued 7,218,580 shares of common stock valued at $116,538 for an aggregate value of $127,788 for their services.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($) (1)
	Year				Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)		Total Compensation
Kenneth Bosket, CEO, Director	2012 2011 2010	2,750 35,000 28,000	- -	- -	19,538 37,000 38,000	- -	- -		22,288 72,000 66,000
Arnulfo Saucedo-Bardan, Chairman, Director (1)	2012 2011 2010	2,750 35,000 29,400	- - -	- - -	19,538 37,000 39,600 -	- - -	- - -		22,288 72,000 69,000
Montse Zaman, Secretary, Treasurer, Director	2012 2011 2010	3,000 64,500 61,250	- - -	- - -	43,385 79,500 87,950	- - -	- - -		46,385 144,000 149,200
Lowell Holden CFO, Director	2012 2011 2010	2,750 35,000 31,500	- - -	- -	34,077 37,000 28,500	- -	- -		36,827 72,000 60,000 -
____________
(1)	Mr. Saucedo-Bardan resigned as a director and chairman during 2012

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

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 100,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2012, 57,710,000 shares had been issued under the Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2012, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports
Steven Onoue	Director	Yes
Kenneth Bosket	Officer, Director	Yes
Montse Zaman	Officer, Director	Yes
Lowell Holden	Officer, Director	Yes
Crown Marketing	Shareholder	Yes

Item 12: Security Ownership of Certain Beneficial Owners and Management

There were 880,325,835 shares of the Company' common stock issued and outstanding on December 31, 2012. There are 100,000,000 shares of preferred stock, par value $.001, authorized with none outstanding. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	3,500,000	.40%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Kenneth Bosket (1)	9,736,636	1.11%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Montse Zaman (1)	88,338,040	10.03%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Lowell Holden(1)	5,980,375	.68%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Crown Marketing Corporation	440,794,100	50.07
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

Aida Bardan Gloria(2)	440,794,100	50.07
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

All directors and officers as a group (4)	107,555,051	12.22%
___________
(1) Denotes officer or director.

(2) Mrs. Bardan Gloria is the sole shareholder of Crown Marketing Corp. She is the mother of Montse Zaman. Ms. Zaman disclaims any beneficial interest in the shares owned by Crown Marketing.

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

Item 13: Certain Relationships and Related Transactions

In 2012, the Company paid the following related parties:

•	Ken Bosket, CEO and director, received $2,750 in cash and 1,098,862 shares of restricted stock for a total value of $19,538
•	Montse Zaman, Secretary, Treasurer and director, received $3,000 in cash and 2,460,455 shares of restricted stock for a total value of $43,385.
•	Lowell Holden CFO and director, received $2,750 in cash and 2,560,401 shares of restricted stock for a total value of $34,077

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space. The rent for the space was $2,400 per month or $28,800 paid in 2011. The landlord is Ms. Zaman’s husband. The lease was renewed for one more year at the same rental rate as in 2011 and terminated as of June 30, 2012.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $79,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum. During 2010 the related party advanced the Company $8,000 and brings the total principal amount under the note as of December 31, 2012 and 2011 to $79,184. The note is in default.

During the year ended December 31, 2012, Montse Zaman made multiple advances totaling $12,610 to the Company. The debt carries zero interest and is due on demand.

During the year ended December 31, 2012, the Company borrowed $1,000 from Tisa Capital Corp controlled by a related party. The debt carries zero interest and is due on demand.

During 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future. Amounts outstanding under this agreement subsequent to April 1, 2008 accrued interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity. If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. The unpaid principal amount on this note was $16,025 as of December 31, 2011. During 2012, Phoenix Consulting advanced $1,000 to the Company and brings the total principal amount under the note to $17,025 as of December 31, 2012. The note is in default.

During June 2011, the Company entered into a service agreement with Cleantech Transit, Inc. which is a related party due to common Directors and officers. The Company provided consulting services to Cleantech from April 1, 2011 through March 31, 2012 in return for 5,000,000 shares of Cleantech common stock. The fair value of the stock received was determined to be $775,000 of which $581,781 was recognized as revenue during 2011 and $193,219 was written-off against the carrying value of the equity method investment during the year ended December 31, 2012.

In April 2012 the Company extended its contract with Cleantech Transit, Inc. through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month paid either in cash or stock. During the year ended December 31, 2012 the Company received 105,953,150 shares of Cleantech stock valued at $0 plus $21,800 in cash.

Of the Company’s four directors, only Messrs. Holden and Onoue may be considered “independent” directors as they are the only directors which do not work out of the Company’s headquarters in Las Vegas, Nevada. The Company has no committees and therefore has no independent directors serving on committees

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2012	2011
Audit fees	$31,300	22,000
Audit related fees	-	-
Tax fees	--	1,500
All other fees	-	-

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
___________
*  Exhibit filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on June 26, 2013.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 26, 2013.

Signature	Title

/s/ Kenneth Bosket	Director, Chief Executive Officer
Kenneth Bosket

/s/ Steven Onoue	Chairman, Director
Steven Onoue

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Lowell Holden	Director, Chief Financial Officer (Principal Financial
Lowell Holden	Officer), Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Crown Equity Holdings, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Crown Equity Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings, Inc. and its subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
June 26, 2013

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,209	$84,325
Marketable securities	105,000	82,400
Accounts receivable	--	12,395
Prepaid expense	35,000	2,400
Total current assets	141,209	181,520

Property and equipment, net of accumulated depreciation of $54,705 and $29,732, respectively	19,286	44,208
Equity method investment held in related party	132,988	737,377

Total assets	$293,483	$963,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$132,002	$182,697
Notes payable to related parties	109,819	95,209
Notes payable	2,000	--
Deferred revenue from related party	--	193,219
Total current liabilities	243,821	471,125

Stockholders’ equity:
Preferred stock; $0.001 par value, 100,000,000 shares authorized, 99,000,000 undesignated authorized
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, 0 and 600,000 shares issued and outstanding, respectively	--	600
Common stock, $0.001 par value, 4,900,000,000 authorized, 880,325,835and 798,360,078 issued and outstanding, respectively	880,326	798,361
Additional paid-in capital	7,938,818	7,673,372
Accumulated deficit	(8,769,482)	(7,980,353)
Total stockholders’ equity	49,662	491,980

Total liabilities and stockholders’ equity	$293,483	963,105

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2012	2011

Revenue	$2,554	$989,033
Revenue from related party	21,800	581,781
Total revenue	24,354	1,570,814

Direct material costs	8,588	6,420

Operating expenses:
General and administrative expense	346,651	1,989,524
Depreciation	24,973	19,209
Loss from operations	(355,858)	(444,339)

Other income (expenses):
Other income	2,972	1,064
Realized loss on marketable securities	(4,484)	(84,841)
Unrealized gain (loss) on marketable securities	28,000	(1,435,600)
Interest expense	(43,865)	(11,668)
Impairment of equity method investment in related party	(172,617)	--
Loss on equity method investment in related party	(234,581)	(37,623)
Loss on debt extinguishment	(7,200)	--
Other expense	(1,496)	(8,787)
Total other expense	(433,271)	(1,577,455)

Net loss	(789,129)	(2,021,794)

Deemed dividend on Series A convertible preferred stock	--	(600,000)

Net loss attributable to common stockholders	$(789,129)	$(2,621,794)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	856,423,784	786,135,684

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2010	--	$--	753,737,071	$753,737	$6,222,775	$(5,958,559)	$1,017,953

Issuance of common stock for services	--	--	44,623,007	44,624	851,197	--	895,821
Issuance of preferred stock for cash	600,000	600	--	--	599,400	--	600,000
Beneficial conversion feature on preferred stock	--	--	--	--	600,000	--	600,000
Deemed dividend on preferred stock	--	--	--	--	(600,000)	--	(600,000)
Net loss	--	--	--	--	--	(2,021,794)	(2,021,794)

Balances at December 31, 2011	600,000	600	798,360,078	798,361	7,673,372	(7,980,353)	491,980

Issuance of common stock for services	--	--	15,779,045	15,778	223,333	--	239,111
Common stock issued for preferred stock	(600,000)	(600)	60,000,000	60,000	(59,400)	--	--
Issuance of common stock for cash	--	--	1,000,000	1,000	9,000	--	10,000
Stock returned and cancelled	--	--	(713,288)	(713)	713	--	--
Stock issued for debt	--	--	5,900,000	5,900	60,300	--	66,200
Beneficial conversion feature on debt	--	--	--	--	31,500	--	31,500
Net loss	--	--	--	--	--	(789,129)	(789,129)

Balances at December 31, 2012	--	$--	880,325,835	$880,326	$7,938,818	$(8,769,482)	$49,662

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(789,129)	$(2,021,794)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	24,973	19,209
Common stock issued for services	239,111	895,821
Amortization of debt discount	31,500	--
Bad debt expense	12,395	--
Unrealized (gain) loss on marketable securities	(28,000)	1,435,600
Realized loss on marketable securities	4,484	84,841
Marketable securities received for revenue	--	(705,857)
Securities held in related party equity method investee received for related party revenue	--	(581,781)
Impairment of equity method investment held in related party	172,617	--
Loss on equity method investment held in related party	234,581	37,623
Loss on extinguishment of debt	7,200	--
Changes in operating assets and liabilities:
Accounts receivable	--	(1,730)
Prepaid expense	(32,600)	--
Accounts payable and accrued expense	(50,695)	(2,801)
Deferred revenue	--	(216,095)
Net cash used in operating activities	(173,563)	(1,056,964)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	4,888	398,767
Cash paid for acquisition of fixed assets	(51)	(7,205)
Net cash provided by investing activities	4,837	391,562

Cash flows from financing activities:
Proceeds from the issuance of related party debt	14,610	--
Proceeds from issuance of preferred stock	--	600,000
Proceeds from issuance of common stock	10,000	--
Proceeds from the issuance of convertible debt	35,000	--
Proceeds from the issuance of debt	26,000	--
Net cash provided by financing activities	85,610	600,000

Net decrease in cash	(83,116)	(65,402)
Cash – beginning of year	84,325	149,727
Cash – end of year	$1,209	$84,325

SUPPLEMENT DISCLOSURES:
Interest paid	$13	$48
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for the conversion of preferred stock	$60,000	$--
Common stock issued for the conversion of debt	59,000	--
Beneficial conversion feature on debt	31,500	--
Common stock returned and cancelled	713	--
Related party deferred revenue written-off against carrying value of equity method investment in related party	193,219	--
Equity method investment received for related party deferred revenue	--	193,219
Deemed dividend beneficial conversion feature on convertible preferred stock	--	600,000

The accompanying notes are an integral part of these consolidated financial statements.

 CROWN EQUITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. (”Crown Equity” or the “Company”) was incorporated in August 1995 in Nevada. The Company offers its services to companies seeking to become public entities in the United States. It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields. The Company provides various consulting services to companies and individuals dealing with corporate structure and operations globally.

In 2010, the Company formed two subsidiaries Crown Tele Service, Inc. and Crown Direct, Inc. Crown Tele will provide voice over IP messaging at a competitive price to other competitors and Crown Direct will provide its client with direct sales of products.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

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

During 2012, the Company’s ownership interest in a related party exceeded the level required to report using the equity method for stock received in lieu of fair market valuation. In addition, 2011 was restated to reflect the equity method.

Based on these valuation methods, during 2012 and 2011 the Company received marketable equity securities accounted for as available-for-sale securities and equity securities in equity method investees valued at an aggregate of $0 and $1,287,638, respectively for payment of services provided by the Company and equity securities valued at $0 and $193,219 which were recorded as deferred revenue as of December 31, 2012 and 2011, respectively.

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There was no allowance for doubtful accounts as of December 31, 2012 and 2011. Bad debt expense was $12,395 and $0, during the years ended December 31, 2012 and 2011, respectively.

Concentrations

During 2012 and 2011, 89.5% and 37.0% of total revenue, respectively, was generated from a single related party customer, Cleantech Transit, Inc., which has common officers and directors as the Company.

General and Administrative Expenses

Crown Equity’s general and administrative expenses consisted of the following types of expenses during 2012 and 2011: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

The Company reports the change in value of the securities as realized or unrealized gains or losses on a quarterly basis against earnings. The gain or loss is calculated as the difference between the acquiring value and the closing market value at the end of the reporting period. For securities purchased, the acquiring value is the fair value of the securities on the date they are acquired. For securities received as payment for revenue transactions, the acquiring value is the fair value of the securities on the date the Company receives the shares as this is the date the company is fully vested in the stock.

Equity Method Investments

For investments that represent significant influence in the investee, the Company follows ASC 323 Investments—Equity Method and Joint Ventures when recognizing these investments in the consolidated financial statements. Under this method, any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment and recognized as additional income or loss on the Company’s income statement. Crown evaluates the carrying value of its equity method investments for impairment. During 2012, Crown recognized an impairment loss of $172,617 on it equity method investment.

During 2012, the Company’s ownership percentage in Cleantech Transit, Inc., a related party due to common officers and directors, increased to more than 20% and the Company began accounting for this investment under the equity method. The Company’s ownership percentage in Cleantech Transit, Inc. was 42.53% and 4.55% as of December 31, 2012 and 2011, respectively.

Change in Accounting Principle

During 2012, the Company changed its policy for accounting for its investment in Cleantech Transit, Inc., a related party, common stock. During 2011, the Company accounted for this investment as an available-for-sale security. In 2012, the Company’s ownership percentage increased to more than 20%. The Company changed its accounting policy in accordance with ASC 323 Investments—Equity Method and Joint Ventures. The consolidated financial statements presented herein have been retroactively restated to reflect the change in accounting principle.

The following table presents the comparative effect of the change in accounting principle and its impact on key components of the Company’s consolidated balance sheet as of December 31, 2011:

	December 31, 2011
	As Previously	As
	Reported	Revised
Marketable securities held in related party	$480,000	$--
Total current assets	661,520	181,520
Equity method investments held in related party	--	737,377
Total assets	705,728	963,105
Accumulated deficit	(8,237,730)	(7,980,353)
Total stockholders’ equity	234,603	491,980
Total liabilities and stockholders’ equity	$705,728	$963,105

The following table presents the comparative effect of the change in accounting principle and its impact on key components of the Company’s consolidated statement of operations for the year ended December 31, 2011:

	Year Ended
	December 31, 2011
	As Previously	As
	Reported	Revised
Unrealized loss on marketable securities	$(1,730,600)	$(1,435,600)
Loss on equity method investment in related party	--	(37,623)
Total other expense	(1,834,810)	(1,577,455)
Net loss	(2,279,171)	(2,021,794)
Net loss attributable to common stockholders	$(2,879,171)	$(2,621,794)

The following table presents the comparative effect of the change in accounting principle and its impact on key components of the Company’s consolidated statement of cash flows for the year ended December 31, 2011:

	Year Ended
	December 31, 2011
	As Previously	As
	Reported	Revised
Cash flows from operating activities:
Net loss	$(2,279,171)	$(2,021,794)
Adjustments to reconcile net loss to net cash
used in operating activities:
Unrealized loss on related party marketable securities	295,000	--
Marketable securities received for related party revenue	(581,781)	--
Securities held in related party equity method investee received for related party revenue	--	(581,781)
Loss on equity method investments held in related party	$--	$37,623

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2012 or 2010.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net loss per share are the same due to the absence of common stock equivalents.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Crown Equity has an accumulated deficit of $8,769,482 and a working capital deficit of $102,612 as of December 31, 2012 and incurred a net loss of $789,129 during 2012. Unless profitability and increases in stockholders’ equity continues, these conditions raise doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $105,000 and $82,400 as of December 31, 2012 and 2011, respectively.

During 2011, the Company received marketable securities valued at $705,857 for revenue. No marketable securities were acquired during 2012. During the years ended December 31, 2012 and 2011, the Company reported realized losses of $4,484 and $84,841 and unrealized gains of $28,000 and unrealized losses of $1,730,600, respectively, on its investments in marketable securities.

NOTE 4 – EQUITY METHOD INVESTMENT HELD IN RELATED PARTY

The Company’s ownership percentage in Cleantech Transit, Inc. was 42.53% and 4.55% as of December 31, 2012 and 2011, respectively. Beginning in 2012, the Company began accounting for this investment under the equity method. It was accounted for as an available-for-sale investment during 2011. The consolidated financial statements for 2011 presented herein have been retroactively restated to reflect the change in accounting principal.

As of December 31, 2012 and 2011, the carrying value of the equity method investment held in related party was $132,988 and $737,377, respectively. During 2012, the Company received equity securities in its related party equity method investee valued at $0 for related party revenue. During 2011, the Company received equity securities in its related party equity method investee valued at $581,781 and $193,219 for related party revenue and related party deferred revenue, respectively. The related party deferred revenue was written-off against the carrying value of the equity method investment during 2012. Aggregate losses recognized on the equity method investment held in related party were $234,581 and $37,623 during the year ended December 31, 2012 and 2011, respectively. As of December 31, 2012, Crown determined the carrying value of its equity method investment was impaired and an impairment loss of $172,617 was recognized.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Computer equipment (useful lives of 3 to 5 years)	$73,991	$73,940
Less: accumulation depreciation	(54,705)	(29,732)
Net property and equipment	$19,286	$44,208

Depreciation expense totaled $24,973 and $19,209 during 2012 and 2011, respectively.

NOTE 6 – NOTES PAYABLE

During 2012, the Company borrowed an aggregate of $61,000 under three notes payable as follows:

•	Two 60-day unsecured notes bearing interest at 6% per annum for $10,000 and $14,000
•	One 60-day note for $35,000 bearing no interest that automatically converts into 3,500,000 shares of the Company stock if the note is not paid within the 60 day time period.
•	A demand non-interest bearing note for $2,000 from a non-related party.

The $10,000 and $14,000 notes were paid during 2012 through the issuance of 2,400,000 common shares. The fair value of the common shares was determined to be $31,200 resulting in a loss on the extinguishment of debt of $7,200.

The Company evaluated the $35,000 note for a beneficial conversion feature on the loan commitment date and determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $31,500. This beneficial conversion feature was recognized as interest expense on the date the loan became convertible. The $35,000 note was not repaid by its maturity date and it was converted into the 3,500,000 common shares.

As of December 31, 2012 and 2011, the aggregate outstanding principal on third party notes payable was $2,000 and $0, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

On December 2, 2009, the Company signed a one year lease for 2,400 square feet of office space. The rent for the space is $2,400 per month. The landlord is related to one of the officers of the Company. The lease was renewed on January 1, 2012, however, during 2012, the lease was terminated by mutual consent and the offices were vacated by the Company.

During 2012, the Company paid four related parties $11,250 in cash and issued 7,218,580 shares of common stock with a value of $116,538 for officer and director services. In the year ended December 31, 2011 the Company paid four related parties $169,500 and issued $169,250 of common stock to the same parties and accrued $44,250 for officer and director services.

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum. During 2010 the related party advanced the Company an additional $8,000 bringing the total principal amount under the note as of December 31, 2012 and 2011 to $79,184.

During 2012, Montse Zaman made multiple advances totaling $12,610 to the Company. The debt is unsecured, carries zero interest and is due on demand.

During 2012, the Company borrowed $1,000 from Tisa Capital Corp which is controlled by a related party. The debt is unsecured, carries zero interest and is due on demand.

During 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future. Amounts outstanding under this agreement subsequent to April 1, 2008 accrue interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity. If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. The unpaid principal amount on this note was $16,025 as of December 31, 2011. During 2012, Phoenix Consulting advanced an additional $1,000 to the Company bringing the total principal amount under the note to $17,025 as of December 31, 2012.

During June 2011, the Company entered into a service agreement with Cleantech Transit, Inc. which is a related party due to common directors and officers. The Company provided consulting services to Cleantech from April 1, 2011 through March 31, 2012 in return for 5,000,000 shares of Cleantech common stock. The fair value of the stock received was determined to be $775,000 of which $581,781 was recognized as revenue during 2011 and $193,219 was recorded as deferred revenues as of December 31, 2011. The deferred revenue was written-off against the carrying value of the equity method investment during the year ended December 31, 2012.

In April 2012 the Company extended its contract with Cleantech Transit, Inc. through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During the year ended December 31, 2012 the Company received an aggregate of 105,953,152 shares of Cleantech stock valued at $0 and received $21,800 in cash. The shares received from Cleantech were accounted as an equity method investment held in related party in the consolidated balance sheets (see Note 4).

NOTE 8 – STOCKHOLDERS’ EQUITY

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants.

During 2011, the Company issued 44,623,007 common shares with a value of $895,821 for services.

During 2011, the Company issued 600,000 shares of Class A preferred shares for $600,000 cash. Each share is convertible into 100 common shares at the option of the holder. Crown Equity evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $600,000. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

During 2012, the Company issued:

•	15,779,045 common shares for services with a value of $239,111
•	60,000,000 common shares for the conversion of 600,000 preferred shares
•	1,000,000 common shares for cash of $10,000,
•	and 5,900,000 common shares for the conversion of notes payable valued at $66,200 (see Note 6).

During 2012, the Company also cancelled 713,288 shares originally issued to an independent contractor upon his resignation from the company.

NOTE 9 – INCOME TAXES

The Company follows ASC 740, Accounting for Income Taxes. During 2009, there was a change in control of the Company. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

The Company did not have taxable income during 2012 or 2011.

The Company’s deferred tax assets consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Net operating loss	$203,000	$1,000
Valuation allowance	(203,000)	(1,000)
Net deferred tax asset	$-	$-

As of December 31, 2012, the company’s accumulated net operating loss carry forward was approximately $580,000 and will begin to expire in the year 2031.

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2013, an aggregate of 2,133,333 common shares previously issued for services were returned to the company and cancelled.