Form 10-Q
period 2013-03-31
Crown Equity Holdings, Inc.
filed 2013-06-26
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of June 26, 2013, there were 878,192,502 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$36,643	$1,209
Marketable securities	94,000	105,000
Prepaid expenses	--	35,000
Total current assets	130,643	141,209

Property and equipment, net of accumulated depreciation $61,273 and $54,654 respectively	12,718	19,286
Equity method investments held in related party	80,348	132,988
Total Assets	$223,709	$293,483

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$152,132	$132,002
Notes payable	3,250	2,000
Notes payable to related parties	110,119	109,819
Total current liabilities	265,501	243,821

Stockholders’ Equity (Deficit):
Preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,000,000 undesignated authorized
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	--	--
Common stock; $0.001 par value, 4,900,000,0000 shares authorized, 880,325,835 and 880,325,835 shares issued and outstanding, respectively	880,326	880,326
Additional paid-in capital	7,938,818	7,938,818
Accumulated deficit	(8,860,936)	(8,769,482)
Total stockholders’ equity (deficit)	(41,792)	49,662
Total Liabilities and Stockholders’ Equity (Deficit)	$223,709	$293,483

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenue	$28,300	$2,214

Direct material costs	103	2,647

Operating Expenses:
General and administrative	21,346	268,332
Depreciation	6,569	1,880
Income (loss) from operations	282	(270,645)

Other Income (Expenses):
Other income	1,768	2,300
Unrealized gain (loss) on marketable securities	(36,550)	25,600
Impairment of equity method investment in related party	--	(172,617)
Loss on equity method investment in related party	(52,640)	(14,029)
Interest expense	(4,284)	(3,116)
Other expense	(30)	(568)
Total other expenses	(91,736)	(162,430)

Net loss	$(91,454)	$(433,075)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	880,325,835	802,692,455

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,454)	$(433,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,569	1,880
Common stock issued for services	--	111,700
Unrealized loss (gain) on marketable securities	36,550	(25,600)
Impairment of equity method investments in related party	--	172,617
Loss on equity method investments in related party	52,640	14,029
Marketable securities received for revenue	(25,550)	--
Changes in operating assets and liabilities:
Accounts receivable	--	25
Prepaid expenses	35,000	--
Accounts payable and accrued expenses	20,129	12,177
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	33,884	(146,247)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	--	(52)
NET CASH USED IN INVESTING ACTIVITIES	--	(52)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	10,000
Borrowings on notes payable	1,250	59,000
Borrowings on related party notes payable	300	1,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,550	70,800

Net increase (decrease) in cash	35,434	(75,499)
Cash, beginning of period	1,209	84,325
Cash, end of period	$36,643	$8,826

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$14
Income taxes paid	--	--

Noncash Investing and Financing Activities:
Related party deferred revenue written-off against carrying value of equity method investment in related party	$--	$193,219

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2012 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2012 as reported on Form 10-K, have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $8,860,936 as of March 31, 2013. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 – CHANGE IN ACCOUNTING PRINCIPLE AND CORRECTION OF PRIOR YEAR INFORMATION

Change in Accounting Principle

During 2012, the Company changed its policy for accounting for its investment in Cleantech Transit, Inc., a related party, common stock. During the three months ended March 31, 2012, the Company accounted for this investment as an available-for-sale security. In 2012, the Company’s ownership percentage increased to more than 20%. The Company changed its accounting policy in accordance with ASC 323 Investments—Equity Method and Joint Ventures. The consolidated financial statements presented herein have been retroactively restated to reflect the change in accounting principle.

Correction of Prior Year Information

During the three months ended March 31, 2013, the Company identified an error in the valuation of the common stock of Cleantech Transit, Inc., a related party, received for services provided. It was determined that the deferred revenue as of December 31, 2011 should have been written-off against the carrying value of the equity method investment in related party during the three months ended March 31, 2012. Also, it was determined that the carrying value of the equity method investment as of March 31, 2012 was impaired. This resulted in an adjustment to the previously reported amounts in the consolidated financial statements for the three nine months ended March 31, 2012. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the three months ended March 31, 2013, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the three months ended March 31, 2012.

The following table presents the comparative effect of the change in accounting principle and the effect of the correction of prior year information and their impact on the Company’s consolidated statement of operation for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
		Adjustments for	Adjustments for
		Change in	Correction of
	As Previously	Accounting	Prior Year	As Revised
	Reported	Principle	Information	and Restated

Revenue	$195,433	$-	$(193,219)	$2,214
Unrealized gain (loss) on marketable securities	(4,400)	30,000	-	25,600
Impairment of equity method investment in related party	-	-	(172,617)	(172,617)
Loss on equity method investment in related party	-	(14,029)	-	(14,029)
Total other expenses	(5,784)	15,971	(172,617)	(162,430)
Net loss	$(83,210)	$15,971	$(365,836)	$(433,075)

The following table presents the comparative effect of the change in accounting principle and the effect of the correction of prior year information and their impact on the Company’s consolidated statement of cash flows for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
		Adjustments for	Adjustments for
		Change in	Correction of
	As Previously	Accounting	Prior Year	As Revised
	Reported	Principle	Information	and Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,210)	$15,971	$(365,836)	$(433,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss (gain) on marketable securities	4,400	(30,000)	-	(25,600)
Impairment of equity method investments in related party	-	-	172,617	172,617
Loss on equity method investments in related party	-	14,029	-	14,029
Changes in operating assets and liabilities:
Deferred revenue from related party	(193,219)	-	193,219	-
Noncash Investing and Financing Activities:
Related party deferred revenue written- off against carrying value of equity method investment in related party	$-	$-	$193,219	$193,219

NOTE 4 – MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are presented in the consolidated balance sheet at fair market value.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $94,000 and $105,000 as of March 31, 2013 and December 31, 2012, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2013

	Quoted Prices in Active Markets for Identical Assets and	Significant Other Observable	Significant Unobservable	Total Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Marketable securities	$94,000	$-	$-	$94,000

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012

	Quoted Prices in Active Markets for Identical Assets and	Significant Other Observable	Significant Unobservable	Total Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Marketable securities	$105,000	$-	$-	$105,000

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

NOTE 5 – EQUITY METHOD INVESTMENT IN RELATED PARTY

The Company’s ownership percentage in Cleantech Transit, Inc. was 43.56% and 42.53% as of March 31, 2013 and December 31, 2012, respectively. During late 2012, the Company’s ownership percentage exceeded 20% and the Company began accounting for this investment under the equity method. It was accounted for as an available-for-sale investment during the three months ended March 31, 2012. The consolidated financial statements for the three months ended March 31, 2012 presented herein have been retroactively restated to reflect the change in accounting principal.

Cleantech has had no revenues since inception. Enterprise valuation was used to value this inactive entity and the equity method is used for ongoing reporting.

As of March 31, 2013 and December 31, 2012, the carrying value of the equity method investment held in related party was $80,348 and $132,988, respectively. During the three months ended March 31, 2013, the Company received 29,666,667 common shares in its related party equity method investee valued at $0 for related party revenue. Aggregate losses recognized on the equity method investment held in related party were $52,640 and $14,029 during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2012, the Company recorded impairment of $172,617 against its equity method investment in related party.

NOTE 6 - RELATED PARTY TRANSACTIONS

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum. During 2010 the related party advanced the Company an additional $8,000 bringing the total principal amount under the note as of March 31, 2013 and December 31, 2012 to $79,184.

During 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future. Amounts outstanding under this agreement subsequent to April 1, 2008 accrue interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity. If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. The unpaid principal amount on this note was $16,025 as of December 31, 2011. During 2012, Phoenix Consulting advanced an additional $1,000 to the Company bringing the total principal amount under the note to $17,025 as of March 31, 2013 and December 31, 2012.

During 2012, the Company borrowed $1,000 from Tisa Capital Corp which is controlled by a related party. The debt is unsecured, carries zero interest and is due on demand. The unpaid balance was $1,000 as of March 31, 2013 and December 31, 2012.

During 2012 and 2013, Montse Zaman made multiple advances totaling $12,610 during 2012 and $300 during 2013 to the Company. The debt is unsecured, carries zero interest and is due on demand with an unpaid balance of $12,910 and $12,610 as of March 31, 2013 and December 31, 2012, respectively.

In April 2012 the Company extended its contract with Cleantech Transit, Inc., a related party due to common officers and Directors, through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During the three months ended March 31, 2013 the Company received 29,666,667 shares of common stock from the related party valued at $0. The shares received from Cleantech were accounted as an equity method investment held in related party in the consolidated balance sheets (see Note 5).

NOTE 7 – NOTES PAYABLE

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company borrowed $1,250 and $2,000, respectively from a non-related third parties. The notes are unsecured, due on demand and do not bear interest. As of March 31, 2013 and December 31, 2012, the unpaid principal balance under these notes was $3,250 and $2,000, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the nine months ended March 31, 2013, the Company reached a settlement agreement with the Federal Labor standards resulting in $29,743 of wages due former employees pertaining to regular and overtime payments for the year ended December 31, 2011. The $29,743 was accrued as of March 31, 2013 and December 31, 2012.

NOTE 9 – SUBSEQUENT EVENTS

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

Crown Equity’s office is located at 11226 Pentland Down Road, Las Vegas, NV 89146.

As of March 31, 2013, Crown Equity had no employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

For the three month period ending March 31, 2013, revenues were $28,300 and for the same period in 2012, revenues were $2,214. A net loss of $91,454 was recorded for the three month period ending March 31, 2013 compared to net loss of $433,075 for the same periods in 2012. The net operation income for the three month period ending March 31, 2013 was $282 compared to a net operating loss of $270,645 in the same period in 2012. Other expenses for the three period ending March 31, 2013 were $91,736. This compared to other expenses of $162,430 for the three month period in 2012. We incurred an unrealized loss during the three months ending March 31, 2013 of $36,550 compared to an unrealized gain of $25,600 for the three month period ending March 31, 2012. In addition the Company incurred a loss from equity method investments of $52,640 in the period ended March 31, 2013 compared to $14,029 in the same period in 2012. For the three months ended March 31, 2012, the company recorded impairment on its equity method investments in related party of $172,617 compared to no impairment during the three months ended March 31, 2013.

General and administrative expense decreased to $21,346 for the three months ended March 31, 2013 from $268,332 for the same period ended March 31, 2012. The reduction of consulting services in 2013 was the majority of the decrease from year to year. Interest expense incurred during the three period ending March 31, 2013 was $4,284 compared $3,116 for the same periods in 2012.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, Crown Equity had current assets of $130,643 and current liabilities of $265,501, resulting in working capital deficit of $134,858. Stockholders' deficit as of March 31, 2013 was $41,792.

Net cash provided by operations for the three months ending March 31, 2013 was $33,884 compared to net cash used of $146,247 for the same period in 2012, a net change of $180,131.

Net cash used in investing activities for the three months ending March 31, 2013 was zero compared to net cash used of $52 for the same period in 2012.

Net cash provided by financing activities during the three months ended March 31, 2013 was $1,550 compared to net cash provided of $70,800 in 2012, a decrease of $69,250. Cash received from the sale of common stock for $10,000 plus borrowings on notes payable and notes payable to related parties of $60,800 in 2012 constituted the financing activities for that period.

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

EMPLOYEES

As of March 31, 2013, Crown Equity had no employees.

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

CROWN EQUITY HOLDINGS INC.

Date June 26, 2013	By:	/s/ Kenneth Bosket
Kenneth Bosket, CEO

	By:	/s/ Lowell Holden
Lowell Holden, CFO