Form 10-Q
period 2013-06-30
Crown Equity Holdings, Inc.
filed 2013-08-16
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 16, 2013, there were 878,192,502 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$7,010	$1,209
Marketable securities	87,750	105,000
Accounts receivable	1,500	-
Prepaid expenses	-	35,000
Total current assets	96,260	141,209

Property and equipment, net of accumulated depreciation $66,460 and $54,654 respectively	7,481	19,286
Equity method investments held in related party	--	132,988
Total Assets	$103,741	$293,483

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$145,071	$132,002
Notes payable	1,250	2,000
Notes payable to related parties	106,619	109,819
Total current liabilities	252,940	243,821

Stockholders’ Equity (Deficit):
Preferred stock; $0.001 par value, 10,000,000 shares authorized, 9,000,000 undesignated authorized	--
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	--	--
Common stock; $0.001 par value, 4,900,000,000 shares authorized, 878,192,504 and 880,325,835 shares issued and outstanding, respectively	878,193	880,326
Additional paid-in capital	7,940,951	7,938,818
Accumulated deficit	(8,968,343)	(8,769,482)
Total stockholders’ (deficit) equity	(149,199)	49,662
Total Liabilities and Stockholders’ (Deficit) Equity	$103,741	$293,483

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)

Revenue	$16,080	$20,281	$44,380	$22,495

Direct material costs	48	1,656	151	4,303

Operating Expenses:
General and administrative	28,023	51,887	49,369	320,219
Depreciation	5,237	1,880	11,806	3,760
Loss from operations	(17,228)	(35,142)	(16,946)	(305,787)

Other Income (Expenses):
Other income	893	--	2,661	1,275
Realized loss on marketable securities	--	(1,155)	--	(1,155)
Unrealized (loss) gain on marketable securities	(6,250)	2,400	(42,800)	28,000
Loss on equity method investment in related party	(80,348)	(33,652)	(132,988)	(47,681)
Interest expense	(4,284)	(2,856)	(8,568)	(5,972)
Loss on extinguishment of debt	--	(17,700)	--	(17,700)
Impairment of equity method investment	--	--	--	(172,617)
Other expense	(190)	(1,154)	(220)	(697)
Total other expenses	(90,179)	(54,117)	(181,915)	(216,547)

Net loss	$(107,407)	$(89,259)	$(198,861)	$(522,334)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	878,286,275	861,872,576	879,300,421	802,992,815

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(198,861)	$(522,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	11,806	3,760
Common stock issued for services	--	219,851
Unrealized loss (gain) on marketable securities	42,800	(28,000)
Impairment of equity method investments in related party	--	172,617
Loss on equity method investments in related party	132,988	47,681
Loss on extinguishment of debt	--	17,700
Realized (gain) loss on securities	--	1,155
Marketable securities received for revenue	(25,550)	--
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	25
Prepaid expenses	35,000	--
Accounts payable and accrued expenses	13,068	(67,064)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,751	(154,609)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from the sale of marketable securities	--	4,245
Cash paid for purchase of fixed assets	--	(51)
NET CASH PROVIDED BY INVESTING ACTIVITIES	--	4,194

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	10,000
Payments on notes payable	(2,000)	--
Payments on related party notes payable	(4,000)	--
Borrowings on notes payable	1,250	59,000
Borrowings on related party notes payable	800	8,200
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,950)	77,200

Net increase (decrease) in cash	5,801	(73,215)
Cash, beginning of period	1,209	84,325
Cash, end of period	$7,010	$11,110

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$13
Income taxes paid	--	--

Noncash Investing and Financing Activities:
Common stock returned and cancelled	$2,133	$--
Common stock issued for the conversion of preferred stock	--	60,000
Common stock issued for conversion of debt	--	59,000
Related party deferred revenue written-off against carrying value of equity method investment in related party	--	193,219

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $8,968,343 and a working capital deficit of $156,680 as of June 30, 2013. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 – CHANGE IN ACCOUNTING PRINCIPLE AND CORRECTION OF PRIOR YEAR INFORMATION

Change in Accounting Principle

During 2012, the Company changed its policy for accounting for its investment in Cleantech Transit, Inc., a related party, common stock. During the six months ended June 30, 2012, the Company accounted for this investment as an available-for-sale security. In 2012, the Company’s ownership percentage increased to more than 20%. The Company changed its accounting policy in accordance with ASC 323 Investments—Equity Method and Joint Ventures. The consolidated financial statements presented herein have been retroactively restated to reflect the change in accounting principle.

Correction of Prior Year Information

During the six months ended June 30, 2013, the Company identified an error in the valuation of the common stock of Cleantech Transit, Inc., a related party, received for services provided. It was determined that the deferred revenue as of December 31, 2011 should have been written-off against the carrying value of the equity method investment in related party during the six months ended June 30, 2012. Also, it was determined that the carrying value of the equity method investment as of June 30, 2012 was impaired. This resulted in an adjustment to the previously reported amounts in the consolidated financial statements for the six months ended June 30, 2012. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the six months ended June 30, 2013, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the three and six months ended June 30, 2012.

The following table presents the comparative effect of the change in accounting principle and the effect of the correction of prior year information and their impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012
		Adjustments for	Adjustments for
		Change in	Correction of
	As Previously	Accounting	Prior Year	As Revised
	Reported	Principle	Information	and Restated

Unrealized gain (loss) on marketable
securities	$32,400	$(30,000)	$-	$2,400
Unrealized gain (loss) on marketable
securities held in related party	(430,000)	430,000	-	-
Loss on equity method investment in
related party	-	(33,652)	-	(33,652)
Total other expenses	(420,465)	366,348	-	(54,117)
Net loss	$(455,607)	$366,348	$-	$(89,259)

	Six Months Ended June 30, 2012
		Adjustments for	Adjustments for
		Change in	Correction of
	As Previously	Accounting	Prior Year	As Revised
	Reported	Principle	Information	and Restated

Revenue	$215,714	$-	$(193,219)	$22,495
Unrealized gain (loss) on marketable
securities held in related party	(430,000)	430,000	-	-
Impairment of equity method
investment in related party	-	-	(172,617)	(172,617)
Loss on equity method investment in
related party	-	(47,681)	-	(47,681)
Total other expenses	(426,249)	382,319	(172,617)	(216,547)
Net loss	$(538,817)	$382,319	$(365,836)	$(522,334)

The following table presents the comparative effect of the change in accounting principle and the effect of the correction of prior year information and their impact on the Company’s consolidated statement of cash flows for the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
		Adjustments for	Adjustments for
		Change in	Correction of
	As Previously	Accounting	Prior Year	As Revised
	Reported	Principle	Information	and Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(538,817)	$382,319	$(365,836)	$(522,334)
Adjustments to reconcile net loss to net
cash used in operating activities:
Unrealized loss (gain) on marketable
securities held in related party	430,000	(430,000)	-	-
Impairment of equity method
investments in related party	-	-	172,617	172,617
Loss on equity method investments
in related party	-	47,681	-	47,681
Changes in operating assets and
liabilities:
Deferred revenue from related party	(193,219)	-	193,219	-
Noncash Investing and Financing Activities:
Related party deferred revenue written-
off against carrying value of equity
method investment in related party	$-	$-	$193,219	$193,219

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $87,750 and $105,000 as of June 30, 2013 and December 31, 2012, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of June 30, 2013
Assets:
Marketable securities	$87,750	$-	$-	$87,750

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of December 31, 2011
Assets:
Marketable securities	$105,000	$-	$-	$105,000

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

NOTE 5 – EQUITY METHOD INVESTMENT IN RELATED PARTY

The Company’s ownership percentage in Cleantech Transit, Inc. was 44.17% and 42.53% as of June 30, 2013 and December 31, 2012, respectively. During late 2012, the Company’s ownership percentage exceeded 20% and the Company began accounting for this investment under the equity method. It was accounted for as an available-for-sale investment during the six months ended June 30, 2012. The consolidated financial statements for the six months ended June 30, 2012 presented herein have been retroactively restated to reflect the change in accounting principal.

Cleantech has had no revenues since inception. Enterprise valuation was used to value this inactive entity and the equity method is used for ongoing reporting.

As of June 30, 2013 and December 31, 2012, the carrying value of the equity method investment held in related party was zero and $132,988 respectively. During the six months ended June 30, 2013, the Company received 29,666,667 common shares in its related party equity method investee valued at $0 for related party revenue. Aggregate losses recognized on the equity method investment held in related party were $132,988 and $47,681 during the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2012, the Company recorded impairment of $172,617 against its equity method investment in related party.

NOTE 6 – RELATED PARTY TRANSACTIONS

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum. During 2010 the related party advanced the Company an additional $8,000 bringing the total principal amount under the note as of June 30, 2013 and December 31, 2012 to $79,184.

During 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future. Amounts outstanding under this agreement subsequent to April 1, 2008 accrue interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity. If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. The unpaid principal amount on this note was $16,025 as of December 31, 2011. During 2012, Phoenix Consulting advanced an additional $1,000 to the Company bringing the total principal amount under the note to $17,025 as of June 30, 2013 and December 31, 2012.

During 2012, the Company borrowed $1,000 from Tisa Capital Corp which is controlled by a related party. The debt is unsecured, carries zero interest and is due on demand. The unpaid balance was $1,000 as of June 30, 2013 and December 31, 2012.

During 2012 and 2013, Montse Zaman made multiple advances totaling $12,610 during 2012 and $800 during 2013 to the Company. The Company repaid $4,000 of these advances during 2013. The debt is unsecured, carries zero interest and is due on demand with an unpaid balance of $9,410 and $12,610 as of June 30, 2013 and December 31, 2012, respectively.

In April 2012 the Company extended its contract with Cleantech Transit, Inc., a related party due to common officers and Directors, through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During the six months ended June 30, 2013 the Company received 29,666,667 shares of common stock from the related party valued at $0. The shares received from Cleantech were accounted as an equity method investment held in related party in the consolidated balance sheets (see Note 5). No revenue was generated under this contract during the six months ended June 30, 2013.

NOTE 7 – EQUITY

On April 4, 2013, an aggregate of 2,133,333 common shares previously issued for services were returned to the company and cancelled.

NOTE 8 – NOTES PAYABLE

During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company borrowed $1,250 and $2,000, respectively from non-related third parties. The notes are unsecured, due on demand and do not bear interest. As of June 30, 2013 and December 31, 2012, the aggregate unpaid principal balance under these notes was $1,250 and $2,000 respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the six months ended June 30, 2012, the Company reached a settlement agreement with the Federal Labor standards resulting in $29,743 of wages due former employees pertaining to regular and overtime payments for the year ended December 31, 2011. The $29,743 was accrued as of June 30, 2013 and December 31, 2012.

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2013, the Company entered into a service contract with Cleantech Transit, Inc., a related party due to common officers and Directors, through June 30, 2014. Under the terms of the agreement the Company is to receive $20,000 per month payable in cash for consulting services to be provided by the Company.

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

Crown Equity’s office is located at 11226 Pentland Down Road, Las Vegas, NV 89146.

As of June 30, 2013, Crown Equity had no employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

For the three and six month periods ending June 30, 2013, revenues were $16,080 and $44,380, respectively and for the same period in 2012, revenues were $20,281 and $22,495, respectively. Net loss of $107,407 and $198,861 were recorded for the three and six month periods ending June 30, 2013, respectively compared to net losses of $89,259 and $522,334 for the same periods in 2012. The net operating losses for the three and six month periods ending June 30, 2013 were $17,228 and $16,946, respectively compared to a net operating losses of $35,142 and $305,787 in the same periods in 2012. Other expenses for the three and six month periods ending June 30, 2013 were $90,179 and $181,915, respectively. This compared to other expenses of $54,117 and $216,547 for the same periods in 2012. The Company incurred unrealized losses during the three and six months ending June 30, 2013 of $6,250 and $42,800, respectively compared to unrealized gains of $2,400 and $28,000 for the same periods ending June 30, 2012. In addition the Company incurred losses from equity method investments in related party of $80,348 and $132,988 in the three and six period ended June 30, 2013, respectively compared to $33,652 and $47,681 in the same period in 2012. For the six months ended June 30, 2012, the company recorded impairment on its equity method investments in related party of $172,617.

General and administrative expense decreased to $28,023 and $49,369 for the three and six months ended June 30, 2013, respectively compared to $51,887 and $320,219 for the same periods ended June 30, 2012. The reduction of consulting services in 2013 was the majority of the decrease from year to year. Interest expense incurred during the three and six month periods ending June 30, 2013 was $4,284 and $8,568, respectively compared $2,856 and $5,972 for the same periods in 2012.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, Crown Equity had current assets of $96,260 and current liabilities of $252,940, resulting in working capital deficit of $156,680. Stockholders' deficit as of June 30, 2013 was $149,199.

Net cash provided by operating activities for the six months ending June 30, 2013 was $9,751 compared to net cash used of $154,609 for the same period in 2012, a net change of $164,360.

Net cash used in investing activities for the six months ending June 30, 2013 was zero compared to net cash provided of $4,194 for the same period in 2012.

Net cash used in financing activities during the six months ended June 30, 2013 was $3,950 compared to net cash provided of $77,200 in 2012, a decrease of $81,150. Cash received from the sale of common stock for $10,000 plus borrowings on notes payable and notes payable to related parties of $60,800 in 2012 constituted the financing activities for that period.

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

EMPLOYEES

As of June 30, 2013, Crown Equity had no employees.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2012.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

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
_____________________
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

CROWN EQUITY HOLDINGS INC.

Date August 16, 2013	By:	/s/ Kenneth Bosket
Kenneth Bosket, CEO

	By:	/s/ Lowell Holden
Lowell Holden, CFO