Form 10-Q
period 2013-09-30
Crown Equity Holdings, Inc.
filed 2013-11-15
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada 33-0677140
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

11226 Pentland Downs Road, Las Vegas, NV 89141
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

As of November 14, 2013, there were 878,192,504 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash	$2,077	$1,209
Marketable securities	165,000	105,000
Accounts receivable, net	1,650	-
Prepaid expenses	-	35,000
Total Current Assets	168,727	141,209

Property, plant and equipment, net	2,507	19,286
Equity method investment held in related party	-	132,988

Total Assets	$171,234	$293,483

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities
Accounts payable and accrued expenses	$188,990	$132,002
Notes payable	18,568	2,000
Notes payable related party	111,919	109,819
Total Current Liabilities	319,477	243,821

Stockholders' (deficit) equity
Preferred Stock, 10,000,000 shares authorized, 9,000,000
undesignated authorized at $.001 par value, none issued or
outstanding
Series A Convertible Preferred Stock, $0.001 par value,
1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, 4,900,000,000 authorized at $0.001 par value,
878,192,504 and 880,325,835 shares issued and outstanding	878,193	880,326
Additional paid-in capital	7,940,951	7,938,818
Retained earnings	(8,967,387)	(8,769,482)
Total stockholders’ (deficit) equity	(148,243)	49,662

Total Liabilities and Stockholders’ (Deficit) Equity	$171,234	$293,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$150	$59	$44,530	$2,554
Revenue from related party	20,000	1,800	20,000	21,800
Total revenue	20,150	1,859	64,530	24,354

Direct material costs	-	1,929	151	6,232

Operating expenses
General and administrative	87,826	45,229	137,195	365,448
Depreciation	4,975	14,189	16,781	17,949

Loss from operations	(72,651)	(59,488)	(89,597)	(365,275)

Other income (expense)
Interest expense	(4,329)	(2,856)	(12,897)	(40,328)
Losses on equity method investment in related party	-	(79,229)	(132,988)	(126,910)
Other income (expense)	686	47	3,127	625
Realized loss on marketable securities	-	-	-	(1,155)
Unrealized gain on marketable securities	77,250	-	34,450	28,000
Impairment of equity method investment	-	-	-	(172,617)
Loss on extinguishment of debt	-	-	-	(7,200)
Total other income (expense)	73,607	(82,038)	(108,308)	(319,585)

Net income (loss)	$956	$(141,526)	$(197,905)	$(684,860)

Net income (loss) per share (basic and diluted)	0.00	(0.00)	(0.00)	(0.00)

Weighted average number of shares
outstanding (basic and diluted)	878,192,502	880,279,458	878,927,056	848,398,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(197,905)	$(684,860)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	16,781	17,949
Bad debt expense	-	12,395
Amortization of debt discount	-	31,500
Common stock issued for services	-	239,111
Unrealized gain on marketable securities	(34,450)	(28,000)
Marketable securities received for revenue	(25,550)	-
Impairment of equity method investments in related party	-	172,617
Loss on equity method investments in related party	132,988	126,910
Loss on extinguishment of debt	-	7,200
Realized loss on securities	-	1,155
Changes in operating assets and liabilities
Accounts receivable	(1,650)	-
Prepaid expenses	35,000	2,400
Accounts payable and accrued expenses	56,987	(67,187)
Net cash used in operating activities	(17,799)	(168,810)

Cash flows from investing activities
Proceeds from the sale of marketable securities	-	4,245
Purchase fixed assets	-	(51)
Net cash provided by investing activities	-	4,194

Cash flows from financing activities
Proceeds from the sale of common stock	-	10,000
Payments on notes payable	(2,000)	-
Payments on related party notes payable	(4,000)	-
Borrowings on notes payable	18,567	62,000
Borrowings on related party notes payable	6,100	13,609
Net cash provided by financing activities	18,667	85,609

Net increase(decrease) in cash	868	(79,007)
Cash, beginning of period	1,209	84,325
Cash, end of period	$2,077	$5,318

Supplemental disclosure of cash flow information
Interest paid	$45	$12
Income taxes paid	-	-

Noncash investing and financing activities
Common stock returned and cancelled	$2,133	$-
Common stock issued for debt	-	59,000
Common stock issued for the conversion of preferred stock	-	60,000
Debt discount due to beneficial conversion feature	-	31,500
Equity method investment written off against related
party deferred revenue	-	193,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $8,967,387 and a working capital deficit of $150,750 as of September 30, 2013. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 – CHANGE IN ACCOUNTING PRINCIPLE AND CORRECTION OF PRIOR YEAR INFORMATION

Change in Accounting Principle

During 2012, the Company changed its policy for accounting for its investment in Cleantech Transit, Inc., a related party, common stock. During the nine months ended September 30, 2012, the Company accounted for this investment as an available-for-sale security. In 2012, the Company’s ownership percentage increased to more than 20%. The Company changed its accounting policy in accordance with ASC 323 Investments—Equity Method and Joint Ventures. The consolidated financial statements presented herein have been retroactively restated to reflect the change in accounting principle.

Correction of Prior Year Information

During the nine months ended September 30, 2013, the Company identified an error in the valuation of the common stock of Cleantech Transit, Inc., a related party, received for services provided. It was determined that the deferred revenue as of December 31, 2011 should have been written-off against the carrying value of the equity method investment in related party during the nine months ended September 30, 2012. Also, it was determined that the carrying value of the equity method investment as of September 30, 2012 was impaired. This resulted in an adjustment to the previously reported amounts in the consolidated financial statements for the nine months ended September 30, 2012. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the nine months ended September 30, 2013, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the three and nine months ended September 30, 2012.

The following tables presents the comparative effect of the change in accounting principle and the effect of the correction of prior year information and their impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012
		Adjustments for	Adjustments for
		Change in	Correction of
	As Previously	Accounting	Prior Year	As Revised
	Reported	Principle	Information	and Restated

Revenue from related party	$ 336,100	$ -	$ (334,300)	$ 1,800
Unrealized loss on marketable
securities held in related party	(37,441)	37,441	-	-
Loss on equity method investment in
related party	-	(79,229)	-	(79,229)
Total other expenses	(40,250)	(41,788)	-	(82,038)
Net income (loss)	$234,562	$(41,788)	$(334,300)	$(141,526)

	Nine Months Ended September 30, 2012
		Adjustments for	Adjustments for
		Change in	Correction of
	As Previously	Accounting	Prior Year	As Revised
	Reported	Principle	Information	and Restated

Revenue from related party	$549,319	$-	$(527,519)	$21,800
Unrealized loss on marketable
securities held in related party	(467,441)	467,441	-	-
Impairment of equity method
investment in related party	-	-	(172,617)	(172,617)
Loss on equity method investment in
related party	-	(126,910)	-	(126,910)
Total other expenses	(487,499)	340,531	(172,617)	(319,585)
Net loss	$(325,255)	$340,531	$(700,136)	$(684,860)

The following table presents the comparative effect of the change in accounting principle and the effect of the correction of prior year information and their impact on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
		Adjustments for	Adjustments for
		Change in	Correction of
	As Previously	Accounting	Prior Year	As Revised
	Reported	Principle	Information	and Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325,255)	$340,531	$(700,136)	$(684,860)
Adjustments to reconcile net loss to net
cash used in operating activities:
Unrealized loss (gain) on marketable
securities held in related party	467,441	(467,441)	-	-
Impairment of equity method
investments in related party	-	-	172,617	172,617
Loss on equity method investments
in related party	-	126,910	-	126,910
Marketable Securities received for revenue	(290,300)	-	290,300	-
Changes in operating assets and
liabilities:
Related party accounts receivable	(44,000)	-	44,000	-
Deferred revenue from related party	(193,219)	-	193,219	-

Noncash Investing and Financing Activities:
Related party deferred revenue written-
off against carrying value of equity
method investment in related party	$-	$-	$193,219	$193,219

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $165,000 and $105,000 as of September 30, 2013 and December 31, 2012, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2013

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of September 30, 2013
Assets:
Marketable securities	$165,000	$-	$-	$165,000

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of December 31, 2012
Assets:
Marketable securities	$105,000	$-	$-	$105,000

Per Accounting Standards Codification 825 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ”, an entity is permitted to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of ASC 825 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option are required to (i) recognize changes in fair value in earnings and (ii) expense any up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which it has elected the fair value option, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this either by reporting the fair value and non-fair-value carrying amounts as separate line items or by aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount. Crown Equity adopted ASC 825 during the third quarter of fiscal 2009 and elected the fair value option for their marketable securities.

NOTE 5 – EQUITY METHOD INVESTMENT IN RELATED PARTY

The Company’s ownership percentage in Cleantech Transit, Inc. was 42.20% and 42.53% as of September 30, 2013 and December 31, 2012, respectively. During late 2012, the Company’s ownership percentage exceeded 20% and the Company began accounting for this investment under the equity method. It was accounted for as an available-for-sale investment during the nine months ended September 30, 2012. The consolidated financial statements for the nine months ended September 30, 2012 presented herein have been retroactively restated to reflect the change in accounting principal.

Cleantech has had no revenues since inception. Enterprise valuation was used to value this inactive entity and the equity method is used for ongoing reporting.

As of September 30, 2013 and December 31, 2012, the carrying value of the equity method investment held in related party was zero and $132,988 respectively. During the nine months ended September 30, 2013, the Company received 148,333,335 common shares in its related party equity method investee valued at $0 for related party revenue. Aggregate losses recognized on the equity method investment held in related party were $132,988 and $126,910 during the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2012, the Company recorded impairment of $172,617 against its equity method investment in related party.

NOTE 6 – RELATED PARTY TRANSACTIONS

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum. During 2010 the related party advanced the Company an additional $8,000 bringing the total principal amount under the note as of September 30, 2013 and December 31, 2012 to $79,184.

During 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future. Amounts outstanding under this agreement subsequent to April 1, 2008 accrue interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity. If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. The unpaid principal amount on this note was $16,025 as of December 31, 2011. During 2012, Phoenix Consulting advanced an additional $1,000 to the Company bringing the total principal amount under the note to $17,025 as of September 30, 2013 and December 31, 2012.

During 2012, the Company borrowed $1,000 from Tisa Capital Corp which is controlled by a related party. The debt is unsecured, carries zero interest and is due on demand. The unpaid balance was $1,000 as of September 30, 2013 and December 31, 2012.

During 2012 and 2013, Montse Zaman made multiple advances totaling $12,610 during 2012 and $6,100 during the nine months ended September 30, 2013 to the Company. The Company repaid $4,000 of these advances during the nine months ended September 30, 2013. The debt is unsecured, carries zero interest and is due on demand with an unpaid balance of $14,710 and $12,610 as of September 30, 2013 and December 31, 2012, respectively.

In April 2012 the Company extended its contract with Cleantech Transit, Inc., a related party due to common officers and Directors, through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During the nine months ended September 30, 2013 the Company received 148,333,335 shares of common stock from the related party valued at $0. The shares received from Cleantech were accounted as an equity method investment held in related party in the consolidated balance sheets (see Note 5). No revenue was recognized under this contract during the nine months ended September 30, 2013.

In July 2013 the Company entered into a management consultant contract with Cleantech Transit, Inc., a related party for consulting services through June 30, 2014. The terms of the agreement call for $20,000 per month to be paid in two equal installments of cash and may be terminated by either party 30 days after written notice is given. Due to the nature of the close relationship between the parties, the Company will record this income upon receipt of the actual cash payments. During the nine months ended September 30, 2013, $20,000 has been received and recorded as income.

NOTE 7 – EQUITY

On April 4, 2013, an aggregate of 2,133,333 common shares previously issued for services were returned to the company and cancelled.

NOTE 8 – NOTES PAYABLE

During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company borrowed $18,567 and $2,000, respectively from non-related third parties. The notes are unsecured, due between on demand and September 23, 2014 and do not bear interest. As of September 30, 2013 and December 31, 2012, the aggregate unpaid principal balance under these notes was $18,568 and $2,000 respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the nine months ended September 30, 2012, the Company reached a settlement agreement with the Federal Labor standards resulting in $29,743 of wages due former employees pertaining to regular and overtime payments for the year ended December 31, 2011. The $29,743 was accrued as of September 30, 2013 and December 31, 2012.

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

Crown Equity’s office is located at 11226 Pentland Down Road, Las Vegas, NV 89146.

As of September 30, 2013, Crown Equity had three employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

For the three and nine month periods ending September 30, 2013, revenues were $20,150 and $64,530, respectively and for the same period in 2012, revenues were $1,859 and $24,354, respectively. Net income of $956 and a net loss of $197,905 were recorded for the three and nine month periods ending September 30, 2013, respectively compared to net losses of $141,526 and $684,860 for the same periods in 2012. The losses from operations for the three and nine month periods ending September 30, 2013 were $72,651 and $89,597, respectively compared to a losses from operations of $59,488 and $365,275 in the same periods in 2012. Other income and expenses for the three and nine month periods ending September 30, 2013 were other income of $73,607 and other expenses of $108,308, respectively. This compared to other expenses of $82,038 and $319,585 for the same periods in 2012. The Company incurred unrealized gains on its marketable securities during the three and nine months ending September 30, 2013 of $77,250 and $34,450, respectively compared to unrealized gains of $0 and $28,000 for the same periods ending September 30, 2012. In addition, the Company incurred losses from equity method investments in related party of $0 and $132,988 in the three and nine period ended September 30, 2013, respectively compared to $79,229 and $126,910 in the same period in 2012. For the nine months ended September 30, 2012, the company recorded impairment on its equity method investments in related party of $172,617.

General and administrative expense was $87,826 and $137,195 for the three and nine months ended September 30, 2013, respectively compared to $45,229 and $365,448 for the same periods ended September 30, 2012.  The reduction of consulting services in 2013 was the majority of the decrease from year to year in the nine month numbers. Interest expense incurred during the three and nine month periods ending September 30, 2013 was $4,329 and $12,897, respectively compared $2,856 and $40,328 for the same periods in 2012.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, Crown Equity had current assets of $168,727 and current liabilities of $319,477, resulting in working capital deficit of $150,750. Stockholders' deficit as of September 30, 2013 was $148,243.

Net cash used by operating activities for the nine months ending September 30, 2013 was $17,799 compared to net cash used of $168,810 for the same period in 2012, a net change of $151,011.

Net cash used in investing activities for the nine months ending September 30, 2013 was $0 compared to net cash provided of $4,194 for the same period in 2012.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $18,667 compared to net cash provided of $85,609 in 2012, a decrease of $66,942. Cash received from the sale of common stock for $10,000 plus borrowings on notes payable and notes payable to related parties of $62,000 in 2012 constituted the financing activities for that period.

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

EMPLOYEES

As of September 30, 2013, Crown Equity had three employees.

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

CROWN EQUITY HOLDINGS INC.

Date November 11, 2013	By:	/s/ Kenneth Bosket
Kenneth Bosket, CEO

	By:	/s/ John Scrudato
John Scrudato, CFO