Form 10-K/A
period 2012-12-31
Crown Equity Holdings, Inc.
filed 2014-01-21
CIK 1103833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

In 2009, the Company re-focused its primary vision to using its network of websites to provide advertising and marketing services, as a worldwide online media advertising publisher, dedicated to the distribution of quality branding information. The Company offers Internet media-driven advertising services, which cover and connect a wide range of marketing specialties, as well as search engine optimization for clients interested in online media awareness. As part of its operations, the Company has utilized the services of software and hardware technicians in developing its websites and adding additional websites. This allows the Company to disseminate news and press releases for its customers as well as general news and financial information on a much bigger scale than it did previously. The Company markets its services to companies seeking market awareness of them and the services or goods that they offer. The Company then publishes information concerning these companies on its many websites. The Company is paid in cash and/or stock of the customer companies. The Company through the year has provided consulting and services to numerous clients. However, the Company’s relationship with Cleantech Transit Inc. results in about 90% of the revenue for the Company. The Company provides various management services to its clients. These services include, but are not limited to, general management of a company, financials services including the assisting of audits and public filings and preparation of business plans for its clients .

The condition of online publishing is at an all-time high and is continuing to evolve and grow. It is to a point where online publishing is now a key component of a publishing company’s strategy in the print dominated market. No longer is the possession of printed reading material adding value to a reader’s experience.

At the moment, the majority of the Company’s publishing sites have light to relatively medium traffic. The Company is presently in the process of strengthening its online publishing competitive position with its strategy of producing and obtaining a stronger presence with community targeted online news and information publishing. The Company has begun increasing its web presence with dedicated community targeted news and information publishing websites, which are scheduled to begin releasing in 2014. This strategy will allow the Company to attain readership and advertisers within communities for additional advertisement value for the Company.

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

The Company’s office is located at 11226 Pentland Down Street, Las Vegas NV 89141.

As of December 31, 2012, the Company had no employees and utilized the services of one independent contractor, Lowell Holden, through his company. Mr. Holden is an officer and director of the Company. The other officers of the Company received no remuneration for their services for the year ended December 31, 2012.

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

The Company’s business plan is to continue to provide the consulting and services to its client on an as-needed basis. These services include general and financial management to private and public companies with an emphasis on their financial reporting and filing requirements. Such service is subject to the needs of its clients and may vary by company. The Company will attempt to carry out its business plan as described above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2012, the Company had revenues of $24,354 compared to $1,570,814 revenues for the year ended December 31, 2011. Revenue decrease was due primary to the reduced number of clients in 2012 over 2011 and the concentration of revenue from one client in 2012. For the year ended December 31, 2012, the Company had operating expenses of $380,212 and a net loss of $789,129. Expenses consisted of general and administrative expenses of $346,651, impairment of investment due to the equity method of $172,617 and loss form the equity method of $234,581 along with other expenses. For the year ended December 31, 2011, the Company had operating expenses of $1,995,944 and a net loss of $2,021,794. Expenses during this period were mostly from general and administrative expenses of $1,989,524 and unrealized losses on marketable securities of $1,435,600. The difference in expenses between the two periods resulted included from the Company's decreased operations during 2012. The net loss per share was $0.00 for year ended December 31, 2012 and 2011.

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

The concentration of the Company’s efforts with Cleantech reduced its ability to market its services to a broader market and created some uncertainty as to its future operations and ability to continue. The concentration creates a risk with more than 90% of its business from one entity compared to a broader sales base in 2011.

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

During the fiscal year ended December 31, 2012, Mr. Saucdeo-Bardan, an officer and director, resigned from the Company. Mr. Bosket and Ms. Zaman agreed to terminate their employment with the Company while continuing to serve as officers and directors without compensation. This decision was necessitated due to the dramatic decrease in the Company’s revenues and its inability to continue paying them as employees. The fourth director and officer, Mr. Holden, continued as an independent consultant with maintaining the Company’s books and records. His remuneration was primarily in shares of the Company’s stock for his services.

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

DIRECTORS COMPENSATION

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

 Item 13: Exhibits and Reports on Form 8-K

(a)	Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

EXHIBITS FILED WITH THIS REPORT

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description

3(i)	Amended and Restated Articles of Incorporation

3(ii)	Bylaws

10(5)	License Agreement with Velvet International

10(6)	Stock Purchase Agreement by and between TaxMasters, Inc. and Crown Marketing Corp.

10(7)*	Agreement with Cleantech Transit Inc.

14	Code of Business Conduct and Ethics

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on  January 16, 2014 .

CROWN EQUITY HOLDINGS, INC.

Dated: January 16, 2014	By:	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 16, 2014.

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