Form 10-K
period 2013-12-31
Crown Equity Holdings, Inc.
filed 2014-03-27
CIK 1103833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,)  Yes  ☐    No  ☒

The aggregate number of shares of the voting stock held by non-affiliates on March 25, 2014 was 878,192,502. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11,416,503 as of June 30, 2013. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of February 28, 2014 was 878,192,502.

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

In 2009, the Company re-focused its primary vision to using its network of websites to provide advertising and marketing services, as a worldwide online media advertising publisher, dedicated to the distribution of quality branding information. The Company offers Internet media-driven advertising services, which cover and connect a wide range of marketing specialties, as well as search engine optimization for clients interested in online media awareness. As part of its operations, the Company has utilized the services of software and hardware technicians in developing its websites and adding additional websites. This allows the Company to disseminate news and press releases for its customers as well as general news and financial information on a much bigger scale than it did previously. The Company markets its services to companies seeking market awareness of them and the services or goods that they offer. The Company then publishes information concerning these companies on its many websites. The Company is paid in cash and/or stock of the customer companies. The condition of online publishing remains at an all-time high and is continuing to evolve and grow. It is to a point where online publishing is a key component of a publishing company’s strategy in the print dominated market. No longer is the possession of printed reading material adding value to a reader’s experience.

At the moment, the majority of the Company’s publishing sites have light to relatively medium traffic. The Company is presently in the process of strengthening its online publishing competitive position with its strategy of producing and obtaining a stronger presence with community targeted online news and information publishing.  The Company has begun increasing its web presence with dedicated community targeted news and information publishing websites, which are scheduled to begin releasing in January of 2014. This strategy will allow the Company to attain readership and advertisers within communities for additional advertisement value for the Company, as well as creating a stronger competitive position within the online publishing industry.

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

The Company’s office is located at 11226 Pentland Down Street, Las Vegas NV 89141.

As of December 31, 2013, the company utilized the services of 1 independent contractor. Mr. Holden, through his firm, provided service to the Company during the first three quarters and John Scrudato during the last quarter.  Montse Zaman and Kenneth Bosket, officers of the Company received no remuneration for services for the majority of the year.

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

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol “CRWE” and CUSIP #22834M107. The Company’s stock is traded on the OTC Electronic Bulletin Board. As of February 28, 2014, the Company had 878,192,502 shares of its common stock issued and outstanding, of which 322,231,273 were held by non-affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2013 and 2012.

Period	High Bid	Low Bid
1 st Qtr. 2012	.0296	.0098
2 nd Qtr. 2012	.015	.0045
3 rd. Qtr. 2012	.01	.0039
4 th Qtr. 2012	.008	.0023
1 st Qtr. 2013	.0050	.0015
2 nd Qtr. 2013	.0130	.0016
3 rd. Qtr. 2013	.0250	.0011
4 th Qtr. 2013	.0100	.0030

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

The Company will attempt to carry out its business plan as discussed below. The Company’s business plan is to continue building its network of online publishing sites, as well as continuing to provide the consulting and services to its client on an as-needed basis. These services include general and financial management to private and public companies with an emphasis on their financial reporting and filing requirements. Such service is subject to the needs of its clients and may vary by company. The Company will attempt to carry out its business plan as described above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock and from a license fee. The Company’s balance sheet as of December 31, 2013 reflects expanded assets and reduced liabilities from the previous year due to equity method investments received from related party revenues and conversion of notes payable to common shares. The revenue transaction has had a positive impact on the Company’s liquidity; however, it may not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2013, the Company has $99,194 due to Montse Zaman, an officer and director, and $17,025 due to Phoenix Consulting Services, a company controlled by Montse Zaman, as three year unsecured notes due on November 19, 2012, with interest accruing at 12% per annum. As of December 31, 2013 the notes are in default and accrue interest at the rate of 18% per annum. The Company also has $1,000 due to Tisa Capital, controlled by a related party, which note is unsecured, bears no interest and is due on demand. The Company also has $17,000 due to Kenneth Bosket the Company's CEO.

At December 31, 2013, the Company had negative working capital of $243,014 which consisted of current assets of $83,088 and current liabilities of $326,102. The current liabilities of the Company at December 31, 2013 are composed primarily of accounts payable and accrued expenses of $171,789, accounts payable to a related party of $5,026 and short-term debt of $149,287 with the portion due to related parties of $134,219.

Cash flows used in operating activities during the year ending December 31, 2013 was $36,089 compared to cash flow used of $173,563 for the same period in 2012. This represents a positive change of $137,474. The primary factor was an investment impairment charge of $172,617 in 2012 that was not present in 2013.

Cash flows used in investing activities for the year ended December 31, 2013 was $1,500 consisting of a loan to a related party. Cash flows provided by investing activities for the year ended December 31, 2012 totaled $4,837 and included cash paid for the purchase of fixed assets totaling $51 and proceeds from the sale of marketable securities of $4,888.

Cash flows provided by financing was $37,468 for the year ending December 31, 2013 compared to $85,610 for the same period in 2012. The financing activities in 2013 consisted only of loan proceeds and payments. The 2012 financing was due to the sale of Common stock of $10,000, issuance of related party debt of $14,610 and the issuance of third party debt and convertible debt of $61,000.

As of December 31, 2013, the Company had total assets of $85,954 and total liabilities of $326,102. Stockholders’ deficit as of December 31, 2013 was $240,148 compared to equity of $49,662 at December 31, 2012. Liabilities increased in 2013 due to the increase in accounts payable and accrued expense, including payables to related parties, from $132,002 at December 31, 2012 to $176,815 at December 31, 2013. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

REVENUES

Sales for the year ended December 31, 2013 were $64,680 compared to $24,354 for the year ended December 31, 2012 an increase of $40,346. This reflects increased revenue from our consulting business with non related party customers.

OPERATING EXPENSES

During the year ended December 31, 2013, we incurred $155,952 in operating expenses, compared to $371,624 in the same period ended December 31, 2012 a decrease of $215,672. Our major item was a cost of wages decrease of $116,423 in the current year from a restructuring of our paid staff. There were additional decreases in our professional fees and offsite office expenses of $42,391 as well.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2013, we incurred a net other expenses of $198,538, compared to net other expenses of $433,271 in the same period ended December 31, 2012 a decrease of $234,733. The major items included here were a decrease in the write-down of a long term investment by $172,617, and a decrease in the loss on our equity investment of $101,593. This loss was limited in 2013 to total investment cost in the investment.

NET INCOME

The Company had a net loss for the year ended December 31, 2013 of $289,810 compared to a net loss of $789,129 for the year ended December 31, 2012. This decrease of $499,319 was in majority other income and expense item decreases and a cutback in wages as described above.

The Company continued to focus its efforts on its management contract with related party Cleantech Transit, Inc. as was done in 2012. The Company provides services and does not have inventory or product costs. Expenses in 2013 were significantly lower than 2012 due to reduced employee expense. Compensation and payroll cost totaled $43,800, professional services costs including legal and accounting expenses of $62,029 comprising the major expenses of operations during 2013.

Item 8:  Financial Statements

Financial statements are audited and included herein beginning on page F-1 and are incorporated herein by this reference.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.

Item 9b:  Other Information

None

Part III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Steven Onoue	57	Director since July, 2002

Kenneth Bosket	61	CEO, Director since June 2008

Montse Zaman	38	Secretary, Treasurer, Director since February, 2008

John Scrudato	52	CFO, Director since October 2013

Mark Vega	51	Director since November, 2013

Arnulfo Saucedo Barden	42	Director since November, 2013

Mike Zaman	55	Director since November, 2013

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

JOHN SCRUDATO - John Scrudato CPA is a CFO and Director. In his capacity over the last twenty five years as managing partner of both, Scrudato & Co., CPA's, and John Scrudato CPA., has administered and supervised  the Company’s audit, accounting, and tax clients, provided CFO services for individual clients, as well as Edgar financial oversight, and is an invaluable resource for all public accounting issues.  This accounting professional is a registered agent with the PCAOB and audits publicly traded companies through their oversight policies.

MARK VEGA - Mark Vega is a director. He brings years of corporate planning and technical (IT) management experience to the company. Mark has been over the IT department of Crown Equity Holdings Inc., for over 7 years. His responsibilities include overall technical strategy in addition to managing advanced development groups. Mr. Vega attended California State University, studying Computer Science, Chemistry and Music.  He was appointed as the Company’s Chief Technology Officer in October of 2013.

MIKE ZAMAN - Mike Zaman is a director. He was born in Tehran, Iran and moved to Florida in the 1980's where he attended Florida International University to study Computer Science. Since becoming a U.S. citizen in 1995, he has been a corporate, marketing and sales consultant for many numerous companies and has advised or consulted in the process of mergers, acquisitions, as well as the raising of capital for private and public entities. He was appointed as the Company’s Chief Marketing Officer in October of 2013.

ARMULFO SAUCEDO-BARDAN  - Arnulfo Saucedo-Bardan is a director as well as executive editor. He is an entrepreneur from Torreon Coahuila, Mexico. In 2005, he opened and operated a small independent Mexican food restaurant in Mexico, City, until December of 2007. In 2008, he joined the Crown Equity Holdings Inc. team as CEO and later elected as the company’s Chairman until January of 2013. Mr. Saucedo – Bardan has a Bachelor Degree in engineering from the Instituto Tecnologico De La Laguna in Torreon Coahuila.

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

The Company previously adopted a Code of Ethics in 2004. The Company has revised the Code of Ethics and is adopting a new Code of Ethics which applies to its directors as well as to its officers including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics is attached as an Exhibit to this Report and is also available on the Company’s website,  www.crownequityholdings.com . A copy of the Code of Ethics is also available at no charge to anyone who may send a request in writing to the Company, addressed to its CEO, at, Las Vegas, NV 89146.

Identification of Certain Significant Employees - The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 11: Executive Compensation

During the fiscal year ended December 31, 2013, Mr. Bosket and Ms. Zaman had agreed in 2012 to terminate their employment with the Company while continuing to serve as officers and directors without compensation.  This decision was necessitated due to the dramatic decrease in the Company’s revenues and its inability to continue paying them as employees. In July of 2013, an attempt to re-establish Mr. Bosket and Ms. Zaman as employees was initiated, but once again became short termed because of the decreased revenues and therefore continued the year beginning in August for Montse and Mid October for Kenneth without compensation once again. As for the added directors and officers during the fourth quarter, Mr. Arnulfo Saucedo-Bardan, Mike Zaman and Mr. Mark Vegas, also made the decision to serve as officers and directors without compensation upon appointment. During fiscal 2013 the Company paid its officers and directors an aggregate of $38,500.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

		Annual compensation			Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($) (1)	Total Compensation

Kenneth	2013	8,000	-	-	-	-	-		8,000
Bosket, CEO,	2012	2,750	-	-	19,538	-	-		22,288
Director	2011	35,000	-	-	37,000	-	-		72,000

Arnulfo Saucedo-	2013	-	-	-	-	-	-		-
Bardan, Chairman,	2012	2,750	-	-	19,538	-	-		22,288
Director (1)	2011	35,000	-	-	37,000	-	-		72,000

Montse Zaman,	2013	3,000	-	-	-	-	-		3,000
Secretary,	2012	3,000	-	-	43,385	-	-		3,000
Treasurer, Director	2011	64,500	-	-	79,500	-	-		144,000

Mark Vega,	2013	7,500	-	-	-	-	-		7,500
Director	2012	-	-	-	-	-	-		-
	2011	-	-	-	-	-	-		-

John Scrudato,	2013	2,000	-	-	-	-	-		2,000
CFO, Director	2012	-	-	-	-	-	-		-
	2011	-	-	-	-	-	-		-

Lowell Holden	2013	18,000	-	-	-	-	-		18,000
CFO, Director	2012	2,750	-	-	34,077	-	-		36,827
	2011	35,000	-	-	37,000	-	-		72,000
____________
(1)	Mr. Saucedo-Bardan resigned as chairman during 2012

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

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 100,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2013, 57,710,000 shares had been issued under the Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2013, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports
Steven Onoue	Director	Yes
Kenneth Bosket	Officer, Director	Yes
Montse Zaman	Officer, Director	Yes
Crown Marketing	Shareholder	Yes

Item 12: Security Ownership of Certain Beneficial Owners and Management

There were 878,192,502 shares of the Company' common stock issued and outstanding on December 31, 2013. There are 100,000,000 shares of preferred stock, par value $.001, authorized with none outstanding. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	3,500,000	.40%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Montse Zaman (1)	88,338,040	10.03%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Crown Marketing Corporation	440,794,100	50.07%
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

Aida Bardan Gloria(2)	0	0%
Mina #222 Sur, Gomez Palacio
Durango Mexico CP 35000

Mark Vega(1)	2,765,567	0.32%
4488 Casa Blanca Street
Las Vegas, Nevada 89121

John Scrudato(1)	0	0%
7 Valley View Drive
Califon, NJ 07830

Mike Zaman(1)	14,950,000	1.70%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Arnulfo Saucedo Bardan(1)	3,215,506	3.66%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

All directors and officers as a group	553,563,213	66.18%
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

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Di rectors of the Company determines the amount of shares to be issued pursuant to the Plan.

Item 13: Certain Relationships and Related Transactions

In 2012, the Company paid the following related parties:

•	Ken Bosket, CEO and director, received $2,750 in cash and 1,098,862 shares of restricted stock for a total value of $19,538.

•	Montse Zaman, Secretary, Treasurer and director, received $3,000 in cash and 2,460,455 shares of restricted stock for a total value of $43,385.

•	Lowell Holden CFO and director, received $2,750 in cash and 2,560,401 shares of restricted stock for a total value of $34,077.

During 2013, Montse Zaman, a Director of the Company, made multiple advances and received payments for a net amount due from the Company of $7,400. The debt is unsecured, carries zero interest and is due on demand.

On October 18, 2013 the Company borrowed $17,000 from Ken Bosket our CEO. This is a demand note is unsecured and contains a zero percent stated interest rate.

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

On November 20, 2009, the Company converted accounts payable and advances from Montse Zaman, a related party, of $71,184 to a three year unsecured note maturing on November 19, 2012. Interest is incurred at 12% per annum unless the principal and interest are not paid by maturity at which time the interest rate accelerates to 18% per annum. During 2010 the related party advanced the Company an additional $8,000 bringing the total principal amount under the note as of December 31, 2013 and 2012 to $79,184.

During 2012, Montse Zaman made multiple advances totaling $12,610 to the Company. The debt is unsecured, carries zero interest and is due on demand.

During 2012, the Company borrowed $1,000 from Tisa Capital Corp which is controlled by a related party. The debt is unsecured, carries zero interest and is due on demand.

During 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future. Amounts outstanding under this agreement subsequent to April 1, 2008 accrue interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity. If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. The unpaid principal amount on this note was $16,025 as of December 31, 2011. During 2012, Phoenix Consulting advanced an additional $1,000 to the Company bringing the total principal amount under the note to $17,025 as of December 31, 2013 and 2012.

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

In April 2012 the Company extended its contract with Cleantech Transit, Inc. through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During the year ended December 31, 2012 the Company received an aggregate of 105,953,152 shares of Cleantech stock valued at $0 and received $21,800 in cash. During the year ended December 31, 2013 the Company received $20,000 in cash. The shares received from Cleantech were accounted as an equity method investment held in related party in the consolidated balance sheets (see Note 4).

During 2013, the Company loaned $1,500 to Cleantech Transit. The loan is unsecured, bears no interest and is due on demand.

During 2013, the Company generated revenue and received cash payment of $12,750 from LS Enterprises, an entity controlled by the former CFO of the Company.

As of December 31, 2013 and 2012, the Company had a payable of $5,026 to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2013	2012
Audit fees	$35,000	31,300
Audit related fees	-	-
Tax fees	--	-
All other fees	-	-

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
____________________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 27, 2014.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2014.

Signature	Title

/s/ Kenneth Bosket	Director, Chief Executive Officer
Kenneth Bosket

/s/ Steven Onoue	Chairman, Director
Steven Onoue

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ John Scrudato	Director, Chief Financial Officer (Principal Financial
John Scrudato	Officer), Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Crown Equity Holdings, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Crown Equity Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 27, 2014

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,088	$1,209
Marketable securities	80,500	105,000
Accounts receivable from related party	1,500	--
Other current assets	--	35,000
Total current assets	83,088	141,209

Property and equipment, net of accumulated depreciation of $71,125 and $54,705, respectively	2,866	19,286
Equity method investment held in related party	--	132,988

Total assets	$85,954	$293,483

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$171,789	$126,976
Accounts payable to related party	5,026	5,026
Notes payable to related parties	134,219	109,819
Notes payable	15,068	2,000
Total current liabilities	326,102	243,821

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value, 100,000,000 shares authorized, 99,000,000 undesignated authorized
Series A convertible preferred stock; $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 4,900,000,000 authorized, 878,192,502 and 880,325,835 issued and outstanding, respectively	878,193	880,326
Additional paid-in capital	7,940,951	7,938,818
Accumulated deficit	(9,059,292)	(8,769,482)
Total stockholders’ equity (deficit)	(240,148)	49,662

Total liabilities and stockholders’ equity (deficit)	$85,954	$293,483

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2013	2012

Revenue	$31,930	$2,554
Revenue from related parties	32,750	21,800
Total revenue	64,680	24,354

Direct material costs	--	8,588

Operating expenses:
General and administrative expense	139,532	346,651
Depreciation	16,420	24,973
Total operating expenses	155,952	371,624

Loss from operations	(91,272)	(355,858)

Other income (expenses):
Other income	3,854	2,972
Realized loss on marketable securities	--	(4,484)
Unrealized (loss) gain on marketable securities	(50,050)	28,000
Interest expense	(17,318)	(43,865)
Impairment of equity method investment in related party	--	(172,617)
Loss on equity method investment in related party	(132,988)	(234,581)
Loss on debt extinguishment	--	(7,200)
Other expense	(2,036)	(1,496)
Total other expense	(198,538)	(433,271)

Net loss	(289,810)	(789,129)

Deemed dividend on Series A convertible preferred stock	--	--

Net loss attributable to common stockholders	$(289,810)	$(789,129)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	878,725,837	856,423,784

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2011	600,000	600	798,360,078	798,361	7,673,372	(7,980,353)	491,980

Issuance of common stock for services	--	--	15,779,045	15,778	223,333	--	239,111
Common stock issued for preferred stock	(600,000)	(600)	60,000,000	60,000	(59,400)	--	--
Issuance of common stock for cash	--	--	1,000,000	1,000	9,000	--	10,000
Stock returned and cancelled	--	--	(713,288)	(713)	713	--	--
Stock issued for debt	--	--	5,900,000	5,900	60,300	--	66,200
Beneficial conversion feature on debt	--	--	--	--	31,500	--	31,500
Net loss	--	--	--	--	--	(789,129)	(789,129)

Balances at December 31, 2012	--	$--	880,325,835	$880,326	$7,938,818	$(8,769,482)	$49,662
Common stock returned and cancelled	--	--	(2,133,333)	(2,133)	2,133	--	--
Net loss	--	--	--	--	--	(289,810)	(289,810)

Balances at December 31, 2013	--	$--	878,192,502	$878,193	$7,940,951	$(9,059,292)	$(240,148)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(289,810)	$(789,129)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	16,420	24,973
Common stock issued for services	--	239,111
Amortization of debt discount	--	31,500
Bad debt expense	--	12,395
Unrealized loss (gain) on marketable securities	50,050	(28,000)
Realized loss on marketable securities	--	4,484
Marketable securities received for revenue	(25,550)	--
Impairment of equity method investment held in related party	--	172,617
Loss on equity method investment held in related party	132,988	234,581
Loss on extinguishment of debt	--	7,200
Changes in operating assets and liabilities:
Prepaid expense	35,000	(32,600)
Accounts payable and accrued expense	44,813	(50,695)
Net cash used in operating activities	(36,089)	(173,563)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	--	4,888
Loan to related party	(1,500)	--
Cash paid for acquisition of fixed assets	--	(51)
Net cash provided by investing activities	(1,500)	4,837

Cash flows from financing activities:
Proceeds from the issuance of related party debt	28,400	14,610
Payments on related party debt	(4,000)	--
Proceeds from issuance of common stock	--	10,000
Proceeds from the issuance of convertible debt	--	35,000
Proceeds from the issuance of notes payable	15,068	26,000
Payments on notes payable	(2,000)	--
Net cash provided by financing activities	37,468	85,610

Net decrease in cash	(121)	(83,116)
Cash – beginning of year	1,209	84,325
Cash – end of year	$1,088	$1,209

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$13
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for the conversion of preferred stock	$--	$60,000
Common stock issued for the conversion of debt	--	59,000
Beneficial conversion feature on debt	--	31,500
Common stock returned and cancelled	2,133	713
Related party deferred revenue written-off against carrying value of equity method investment in related party	--	193,219

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

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There was no allowance for doubtful accounts as of December 31, 2013 and 2012.

Concentrations

During 2013 and 2012, 30.9% and 89.5% of total revenue, respectively, was generated from a single related party customer, Cleantech Transit, Inc., which has common officers and directors as the Company.

General and Administrative Expenses

Crown Equity’s general and administrative expenses consisted of the following types of expenses during 2013 and 2012: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

During 2012, the Company’s ownership percentage in Cleantech Transit, Inc., a related party due to common officers and directors, increased to more than 20% and the Company began accounting for this investment under the equity method. The Company’s ownership percentage in Cleantech Transit, Inc. was 44.33% and 42.53% as of December 31, 2013 and 2012, respectively.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2013 or 2012.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Crown Equity has an accumulated deficit of $9,059,292 and a working capital deficit of $243,014 as of December 31, 2013 and incurred a net loss of $289,810 during 2013. Unless profitability and increases in stockholders’ equity continues, these conditions raise doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $80,500 and $105,000 as of December 31, 2013 and 2012, respectively.

During 2013, the Company received marketable securities for services provided valued at $25,550. No marketable securities were acquired during 2012. During the years ended December 31, 2013 and 2012, the Company reported realized losses of $0 and $4,484 and unrealized losses of $50,050 and unrealized gains of $28,000, respectively, on its investments in marketable securities.

NOTE 4 – EQUITY METHOD INVESTMENT HELD IN RELATED PARTY

The Company’s ownership percentage in Cleantech Transit, Inc. was 44.33% and 42.53% as of December 31, 2013 and 2012, respectively. Beginning in 2012, the Company began accounting for this investment under the equity method. It was accounted for as an available-for-sale investment during 2011.

As of December 31, 2013 and 2012, the carrying value of the equity method investment held in related party was $0 and $132,988, respectively. During 2012, the Company received equity securities in its related party equity method investee valued at $0 for related party revenue. Related party deferred revenue of $193,219 was written-off against the carrying value of the equity method investment during 2012. Aggregate losses recognized on the equity method investment held in related party were $132,988 and $234,581 during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2012, Crown determined the carrying value of its equity method investment was impaired and an impairment loss of $172,617 was recognized.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012
Computer equipment (useful lives of 3 to 5 years)	$73,991	$73,991
Less: accumulation depreciation	(71,125)	(54,705)
Net property and equipment	$2,866	$19,286

Depreciation expense totaled $16,420 and $24,973 during 2013 and 2012, respectively.

NOTE 6 – NOTES PAYABLE

During 2013 the Company borrowed an aggregate $15,068 under the following three third party transactions:

•	A demand, unsecured, non-interest bearing note for $1,250 from a non-related party.

•	A demand, unsecured, non-interest bearing note for $12,568 from a non-related party.

•	A demand, unsecured, non-interest bearing note for $1,250 from a non-related party.

During 2012, the Company borrowed an aggregate of $61,000 under three third party notes payable as follows:

•	Two 60-day unsecured notes bearing interest at 6% per annum for $10,000 and $14,000

•	One 60-day note for $35,000 bearing no interest that automatically converts into 3,500,000 shares of the Company stock if the note is not paid within the 60 day time period.

•	A demand non-interest bearing note for $2,000 from a non-related party.

The $10,000 and $14,000 notes were repaid during 2012 through the issuance of 2,400,000 common shares. The fair value of the common shares was determined to be $31,200 resulting in a loss on the extinguishment of debt of $7,200.

The Company evaluated the $35,000 note for a beneficial conversion feature on the loan commitment date and determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $31,500. This beneficial conversion feature was recognized as interest expense on the date the loan became convertible. The $35,000 note was not repaid by its maturity date and it was converted into the 3,500,000 common shares during 2012.

As of December 31, 2013 and 2012, the aggregate outstanding principal on third party notes payable was $15,068 and $2,000, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2013 and 2012, the aggregate outstanding balance of notes payable to related parties was $134,219 and $109,819, respectively consisting of the loans described below.

During 2013, Montse Zaman, a Director of the Company, made aggregate advances to the Company of $11,400 and the Company repaid $4,000. The debt is unsecured, carries zero interest and is due on demand. The total outstanding balance under these advances was $20,010 and $12,610 as of December 31, 2013 and 2012, respectively.

On October 18, 2013 the Company borrowed $17,000 from Ken Bosket our CEO. This is a demand note is unsecured and contains a zero percent stated interest rate.

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

During 2010 the related party advanced the Company an additional $8,000 bringing the total principal amount under the note as of December 31, 2013 and 2012 to $79,184.

During 2012, Montse Zaman made multiple advances totaling $12,610 to the Company. The debt is unsecured, carries zero interest and is due on demand.

During 2012, the Company borrowed $1,000 from Tisa Capital Corp which is controlled by a related party. The debt is unsecured, carries zero interest and is due on demand.

During 2007, the Company borrowed $12,700 from Phoenix Consulting Services Inc. controlled by a related party. The loan is unsecured and matured on April 1, 2008 and accrued interest at 12% per annum. The note can be converted into common shares of the company at the holder’s option at a conversion price to be determined in the future. Amounts outstanding under this agreement subsequent to April 1, 2008 accrue interest at 18% per annum. On November 20, 2009, the note including principal and interest totaling $16,025 was converted to a long term note due November 19, 2012 with principal and interest due at maturity. If the principal and interest are not paid by maturity, the interest rate accelerates to 18% per annum. The unpaid principal amount on this note was $16,025 as of December 31, 2011. During 2012, Phoenix Consulting advanced an additional $1,000 to the Company bringing the total principal amount under the note to $17,025 as of December 31, 2013 and 2012.

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

In April 2012 the Company extended its contract with Cleantech Transit, Inc. through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During 2012 the Company received an aggregate of 105,953,152 shares of Cleantech stock valued at $0 and received $21,800 in cash. During 2013 the Company received $20,000 in cash. The shares received from Cleantech were accounted as an equity method investment held in related party in the consolidated balance sheets (see Note 4).

During 2013, the Company loaned $1,500 to Cleantech Transit. The loan is unsecured, bears no interest and is due on demand.

During 2013, the Company generated revenue and received cash payment of $12,750 from LS Enterprises, an entity controlled by the former CFO of the Company.

As of December 31, 2013 and 2012, the Company had a payable of $5,026 to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

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

The Company did not have taxable income during 2013 or 2012.

The Company’s deferred tax assets consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Net operating loss	$240,000	$203,000
Valuation allowance	(240,000)	(203,000)
Net deferred tax asset	$-	$-

As of December 31, 2013, the company’s accumulated net operating loss carry forward was approximately $686,000 and will begin to expire in the year 2032.