Form 10-Q
period 2014-03-31
Crown Equity Holdings, Inc.
filed 2014-05-15
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, there were 919,192,502 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$7,363	$1,088
Marketable securities	95,550	80,500
Accounts receivable from related party	1,500	1,500
Total Current Assets	104,413	83,088

Property, plant and equipment, net of accumulated depreciation of $71,687 and $71,125	2,304	2,866
Total Assets	$106,717	$85,954

Liabilities Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$180,057	$171,789
Accounts payable to related party	5,026	5,026
Notes payable to related parties	202,119	134,219
Notes payable	27,068	15,068
Total Current Liabilities	414,270	326,102

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 99,000,000 undesignated authorized	-	-
Series A convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 4,900,000,000 authorized, 919,192,502 and 878,192,502 shares issued and outstanding	919,193	878,193
Additional paid-in capital	8,166,451	7,940,951
Accumulated deficit	(9,393,197)	(9,059,292)
Total Stockholder’s Deficit	(307,553)	(240,148)
Total Liabilities and Stockholders’ Deficit	$106,717	$85,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$-	$28,300

Direct material costs	-	103
Operating expenses:
General and administrative	338,493	21,346
Depreciation	562	6,569

(Loss) Income from operations	(339,055)	282

Other income (expense)
Interest expense	(7,542)	(4,284)
Losses on equity method investment in related party	-	(52,640)
Other (expense) income	(2,358)	1,738
Unrealized gain (loss) on marketable securities	15,050	(36,550)
Total other income (expense)	5,150	(91,736)

Net loss	$(333,905)	$(91,454)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	895,959,169	880,325,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(333,905)	$(91,454)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	562	6,569
Common stock issued for services	266,500	-
Unrealized (gain) loss on marketable securities	(15,050)	36,550
Loss on equity method investments in related party	-	52,640
Marketable securities received for revenue	-	(25,550)
Changes in operating assets and liabilities:
Prepaid expenses	-	35,000
Accounts payable and accrued expenses	8,268	20,129
Net cash (used in) provided by operating activities	(73,625)	33,884

Cash flows from financing activities
Payments on related party notes payable	(3,500)	-
Borrowings on notes payable	12,000	1,250
Borrowings on related party notes payable	71,400	300
Net cash provided by financing activities	79,900	1,550

Net increase in cash	6,275	35,434
Cash, beginning of period	1,088	1,209
Cash, end of period	$7,363	$36,643

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2013 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2013 as reported on Form 10-K, have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $9,393,197 and a working capital deficit of $309,857 as of March 31, 2014. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Per Accounting Standards Codification 820 “ Fair Value Measurement ”, fair values defined establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $95,550 and $80,500 as of March 31, 2014 and December 31, 2013, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2014

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of March 31, 2014
Assets:
Marketable securities	$95,550	$-	$-	$95,550

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of December 31, 2013
Assets:
Marketable securities	$80,500	$-	$-	$80,500

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

NOTE 4 – EQUITY METHOD INVESTMENT IN RELATED PARTY

The Company’s ownership percentage in Cleantech Transit, Inc. was approximately 43% as of March 31, 2014 and December 31, 2013, respectively. During late 2012, the Company’s ownership percentage exceeded 20% and the Company began accounting for this investment under the equity method. It was accounted for as an available-for-sale investment during the three months ended March 31, 2014.

Cleantech has had no revenues since inception. Enterprise valuation was used to value this inactive entity and the equity method is used for ongoing reporting.

As of March 31, 2014 and December 31, 2013, the carrying value of the equity method investment held in related party was zero.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company had outstanding notes payable to related parties of $134,219. During the three months ended March 31, 2014, the Company borrowed an additional $71,400 under related party notes and made aggregate payments on these notes payable of $3,500.The notes are unsecured, bear interest between 0% and 12% and mature between November 19, 2012 and on demand. As of March 31, 2014 and December 31, 2013, $96,209 of these notes was past due and in default bearing interest at 18% per annum. As of March 31, 2014, the aggregate outstanding balance under these related party notes payable was $202,119. These notes payables are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Montse Zaman, Phoenix Consulting Services Inc., Tisa Capital Corp., Ken Bosket, Mark Vega and Almulfo Saucedo.

In July 2013 the Company entered into a management consultant contract with Cleantech Transit, Inc., a related party, for consulting services through June 30, 2014. The terms of the agreement call for $20,000 per month to be paid in two equal installments of cash and may be terminated by either party 30 days after written notice is given. Due to the nature of the close relationship between the parties, the Company will record this income upon receipt of the actual cash payments. There were no cash receipts and there was no revenue recognized under this agreement during the three months ended March 31, 2014.

NOTE 6 – NOTES PAYABLE

As of March 31, 2014 and December 31, 2013, the aggregate unpaid principal balance under notes payable was $27,068 and $15,068 respectively. During the three months ended March 31, 2014, the Company borrowed an aggregate of $12,000 from non-related third parties. The notes are unsecured, due on demand and bear interest between 0% and 8% per annum.

NOTE 7 – EQUITY

During the three months ended March 31, 2014, the Company issued an aggregate of 41,000,000 common shares for services valued at $266,500.

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

Crown Equity’s office is located at 11226 Pentland Down Road, Las Vegas, NV 89146.

As of March 31, 2014, Crown Equity had three employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

For the three month period ending March 31, 2014, revenues were $0 and revenues were $28,300 for the same period in 2013. Net loss was $333,905 for the three month periods ending March 31, 2014 and $91,454 for the three months ended March 31, 2013. Operating expenses were $339,055 for the three months ended March 31, 2014 and $27,915 for the same period in 2013. Other income and expenses for the three month periods ending March 31, 2014 were other income of $5,150 and other expenses were $91,736 for the same period in 2013.

The Company incurred unrealized gains on its marketable securities during the three months ended March 31, 2014 of $15,050 compared to unrealized losses of $36,550 for the same period ending March 31, 2013. In addition, the Company incurred losses from equity method investments in related party of $0 for the three months ended March 31, 2014 and $52,650 in the three month period ended March 31, 2013.

The majority of our operating expenses in the three months ended March 31, 2014 was $266,500 in common stock issued for services. Other operating expenses have remained relatively constant for both periods presented. Interest expense incurred during the three period ending March 31, 2014 was $7,542 compared to $4,284 for the same period in 2013.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, Crown Equity had current assets of $104,413 and current liabilities of $414,270, resulting in working capital deficit of $309,857. Stockholders' deficit as of March 31, 2014 was $307,553.

Net cash used in operating activities for the three months ending March 31, 2014 was $73,625 compared to net cash provided of $33,884 for the same period in 2013, a net change of $107,509.

Net cash used in investing activities for the three months ending March 31, 2014 was $0 compared to net cash used of $0 for the same period in 2013.

Net cash provided by financing activities during the three months ended March 31, 2014 was $79,900 compared to net cash provided of $1,550 in 2013, an increase of $78,350. Cash received from borrowings on notes payable and notes payable to related parties constituted all of the funds raised in both periods presented.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 12b-2 of the securities exchange act of 1934 (the "exchange act") and are not requires to provide information required under this Item.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2013.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, Crown Equity issued 41,000,000 common shares for services with a total value of $266,500 as follows:

•	6,600,000 shares of common stock for compensation for $42,900;
•	2,000,000 shares of common stock for consulting services for $13,000.
•	32,400,000 shares of common stock for professional services for $210,600.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

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
______________
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

CROWN EQUITY HOLDINGS INC.

Date: May 15, 2014	By:	/s/ Kenneth Bosket
Kenneth Bosket, CEO

	By:	/s/ John Scrudato
John Scrudato, CFO