Form 10-Q
period 2014-06-30
Crown Equity Holdings, Inc.
filed 2014-08-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, there were 919,192,502 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Crown Equity Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets
Cash	$6,252	$1,088
Marketable securities	14,000	10,500
Marketable securities held in related party	70,000	70,000
Accounts receivable from related party	1,500	1,500
Total Current Assets	91,752	83,088

Property, plant and equipment, net of accumulated depreciation of $64,993and $63,869	1,742	2,866
Total Assets	$93,494	$85,954

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$209,679	$171,789
Accounts payable to related party	5,026	5,026
Notes payable to related party	229,569	134,219
Notes payable	50,768	15,068
Total Current Liabilities	495,042	326,102

Stockholders' Deficit
Preferred stock , $0.001 par value, 100,000,000 shares authorized, 99,000,000
shares undesignated authorized	-	-
Series A convertible preferred stock, $0.001 par value, 1,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 4,900,000,000 shares authorized
919,192,504 and 878,192,504 shares issued and outstanding	919,193	878,193
Additional paid-in capital	8,166,451	7,940,951
Accumulated deficit	(9,487,192)	(9,059,292)
Total Stockholders’ Deficit	(401,548)	(240,148)
Total Liabilities and Stockholders’ Deficit	$93,494	$85,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$-	$16,080	$-	$44,380

Operating expenses	74,730	33,308	413,785	61,326

Loss from operations	(74,730)	(17,228)	(413,785)	(16,946)

Other (expense) income
Interest expense	(7,542)	(4,284)	(15,084)	(8,568)
Losses on equity method investment - related party	-	(80,348)	-	(132,988)
Other (expense) income	(173)	703	(2,531)	2,441
Unrealized (loss) gain on marketable securities	(11,550)	(6,250)	3,500	(42,800)
Total other expense	(19,265)	(90,179)	(14,115)	(181,915)

Net loss	$(93,995)	$(107,407)	$(427,900)	$(198,861)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	919,192,502	878,286,275	907,640,016	879,300,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(427,900)	$(198,861)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	1,124	11,806
Common stock issued for services	266,500	-
Unrealized (gain) loss on marketable securities	(3,500)	42,800
Loss on equity method investments in related party	-	132,988
Marketable securities received for revenue	-	(25,550)
Changes in operating assets and liabilities:
Accounts receivable	-	(1,500)
Prepaid expenses	-	35,000
Accounts payable and accrued expenses	37,890	13,068
Net cash (used in) provided by operating activities	(125,886)	9,751

Cash flows from financing activities
Payments on notes payable	-	(2,000)
Payments on related party notes payable	(3,500)	(4,000)
Borrowings on notes payable	35,700	1,250
Borrowings on related party notes payable	98,850	800
Net cash provided (used) by financing activities	131,050	(3,950)

Net increase in cash	5,164	5,801
Cash, beginning of period	1,088	1,209
Cash, end of period	$6,252	$7,010

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities
Common stock returned and cancelled	$-	$2,133

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $9,487,192 and a working capital deficit of $403,290 as of June 30, 2014. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Crown Equity has classified these marketable securities at level 1 with a fair value of $84,000 and $80,500 as of June 30, 2014 and December 31, 2013, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of June 30, 2014
Assets:
Marketable securities	$14,000	$-	$-	$14,000
Marketable securities held in related party	70,000	-	-	70,000
Total	$84,000	$-	$-	$84,000

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of December 31, 2013
Assets:
Marketable securities	$10,500	$-	$-	$10,500
Marketable securities held in related party	70,000	-	-	70,000
Total	$80,500	$-	$-	$80,500

Per Accounting Standards Codification 825 “ The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ”, an entity is permitted to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of ASC 825 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option are required to (i) recognize changes in fair value in earnings and (ii) expense any up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which it has elected the fair value option, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this either by reporting the fair value and non-fair-value carrying amounts as separate line items or by aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount. Crown Equity adopted ASC 825 during the third quarter of fiscal 2009 and elected the fair value option for their marketable securities.

NOTE 4 – EQUITY METHOD INVESTMENT IN RELATED PARTY

The Company’s ownership percentage in Cleantech Transit, Inc. was 43% as of June 30, 2014 and December 31, 2013, respectively. During late 2012, the Company’s ownership percentage exceeded 20% and the Company began accounting for this investment under the equity method. It was accounted for as an available-for-sale investment during the six months ended June 30, 2014.

Cleantech has had no revenues since inception. Enterprise valuation was used to value this inactive entity and the equity method is used for ongoing reporting.

As of June 30, 2014 and December 31, 2013, the carrying value of the equity method investment held in related party was zero.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2013, the company had outstanding notes payable to related parties of $134,219. During the six months ended June 30, 2014, the Company borrowed an additional $98,850 under related party notes and made aggregate payments on these notes payable of $3,500. The notes are unsecured, bear interest between 0% and 12% and mature between November 19, 2012 and on demand. As of June 30, 2014 and December 31, 2013, $96,209 of these notes was past due and in default bearing interest at 18% per annum. As of June 30, 2014, the aggregate outstanding balance under these related party notes payable was $229,569. These notes payable are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Montse Zaman, Phoenix Consulting Services Inc., Tisa Capital Corp., Ken Bosket, Mark Vega and Almulfo Saucedo.

In July 2013 the Company entered into a management consultant contract with Cleantech Transit, Inc., a related party, for consulting services through June 30, 2014. The terms of the agreement call for $20,000 per month to be paid in two equal installments of cash and may be terminated by either party 30 days after written notice is given. Due to the nature of the close relationship between the parties, the Company will record this income upon receipt of the actual cash payments. There were no cash receipts and there was no revenue recognized under this agreement during the six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, the Company held an aggregate of 7,000,000 common shares of American Video Teleconferencing, Inc. valued at $70,000 as of June 30, 2014 and December 31, 2013. American Video Teleconferencing, Inc. became a related party in 2014 due to common officers and Directors.

NOTE 6 – NOTES PAYABLE

During the six months ended June 30, 2014 and the June 30, 2013, the Company borrowed $35,700 and $1,250, respectively from non-related third parties. The notes are unsecured, due on demand and do not bear interest. As of June 30, 2014 and December 31, 2013, the aggregate unpaid principal balance under these notes was $50,768 and $15,068, respectively.

NOTE 7 – EQUITY

During the six months ended June 30, 2014, the Company issued an aggregate of 41,000,000 common shares for services valued at $266,500.

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

Crown Equity’s office is located at 11226 Pentland Down Road, Las Vegas, NV 89146.

As of June 30, 2014, Crown Equity had five employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2014

For the three month period ended June 30, 2014, revenues were $0 and $16,080 for the same period in 2013. Net losses were $93,995 for the three month period ended June 30, 2014 and $107,407 were recorded for the three months ended June 30, 2013. Operating expenses were $74,730 for the three months ended June 30, 2014 and $33,308 for the same period in 2013. Other income and expenses for the three month period ended June 30, 2014 were other expenses of $19,265 and other expenses of $90,179 for the same quarter in 2013.

The Company incurred unrealized losses on its marketable securities during the three months ended June 30, 2014 of $11,550 compared to unrealized losses of $6,250 for the same period ended June 30, 2013. In addition, the Company incurred losses from equity method investments in related party of $0 in 2014 and $80,348 in the three month period ended June 30, 2013.

Interest for the three months ended June 30, 2014 and 2013 was $7,542 and $4,284, respectively.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

For the six month period ended June 30, 2014, revenues were $0 and $44,380 for the same period in 2013. Net losses were $427,900 for the six month period ended June 30, 2014 and $198,861 were recorded for the six months ended June 30, 2013. Operating expenses were $413,785 for the six months ended June 30, 2014 and $61,326 for the same period in 2013. Other income and expenses for the six month period ended June 30, 2014 were other expenses of $14,115 and other expenses of $181,915 for the same six months in 2013.

The Company incurred unrealized gains on its marketable securities during the six months ended June 30, 2014 of $3,500 compared to unrealized losses of $42,800 for the same period ended June 30, 2013. In addition, the Company incurred losses from equity method investments in related party of $0 in the six months ended June 30, 2014 and $132,988 in the six months ended June 30, 2013.

The majority of our operating expenses in the six months ended June 30, 2014 was $266,500 in stock issued for services. Other operating expenses have remained relatively constant for both periods presented. Interest expense incurred during the six month period ended June 30, 2014 was $15,084 compared to $8,568 for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, Crown Equity had current assets of $91,752 and current liabilities of $495,042, resulting in working capital deficit of $403,290. Stockholders' deficit as of June 30, 2014 was $401,548.

Net cash used by operating activities for the six months ended June 30, 2014 was $125,886 compared to net cash provided of $9,751 for the same period in 2013, a net change of $135,637.

Net cash used in investing activities was zero for the six months ended June 30, 2014 and 2013.

Net cash provided by financing activities during the six months ended June 30, 2014 was $131,050 compared to net cash used of $3,950 in 2013, an increase of $135,000. Cash received from borrowings on notes payable and notes payable to related parties constituted all of the funds raised in both periods presented.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2014, Crown Equity issued 41,000,000 common shares for services with a total value of $266,500 as follows:

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

CROWN EQUITY HOLDINGS INC.

Date August 14, 2014	By:	/s/ Kenneth Bosket
Kenneth Bosket, CEO

	By:	/s/ John Scrudato
John Scrudato, CFO