Form 10-Q
period 2014-09-30
Crown Equity Holdings, Inc.
filed 2014-11-25
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 21, 2014, there were 545,292 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash	$7,239	$1,088
Marketable securities	7,500	10,500
Marketable securities held in related party	70,000	70,000
Loans to related parties	17,640	1,500
Total Current Assets	102,379	83,088

Property, plant and equipment, net of accumulated depreciation of $65,555 and $63,869	1,180	2,866

Total Assets	$103,559	$85,954

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$206,193	$171,789
Accounts payable related party	5,026	5,026
Notes payable related parties	151,885	134,219
Derivative liability	76,696	-
Notes payable, net of unamortized discount of $30,627 and $0	87,541	15,068
Total Current Liabilities	527,341	326,102

Stockholders’ deficit

Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,000,000 shares undesignated authorized	-	-
Series A convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 100,000 and no shares issued and outstanding	100	-
Common stock, $0.001 par value, 490,000,000 shares authorized 459,596 and 439,096 shares issued and outstanding	460	439
Additional paid-in capital	9,555,084	8,818,705
Accumulated deficit	(9,979,426)	(9,059,292)
Total stockholders’ deficit	(423,782)	(240,148)
Total liabilities and stockholders’ deficit	$103,559	$85,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$-	$150	$-	$44,530
Revenue from related party	-	20,000	-	20,000
Total revenue	-	20,150	-	64,530

Direct material costs	-	-	-	151

Operating expenses	61,525	92,801	475,310	153,976

Loss from operations	(61,525)	(72,651)	(475,310)	(89,597)

Other income (expense)
Interest expense	(16,937)	(4,329)	(32,021)	(12,897)
Losses on equity method investment - related party	-	-	-	(132,988)
Loss on related party debt conversion	(370,806)	-	(370,806)	-
Loss on derivative liability	(36,696)	-	(36,696)	-
Other income (expense)	230	686	(2,301)	3,127
Unrealized gain (loss) on marketable securities	(6,500)	77,250	(3,000)	34,450
Total Other Income (Expense)	(430,709)	73,607	(444,824)	(108,308)

Net loss	$(492,234)	$956	$(920,134)	$(197,905)

Net loss per share - basic and diluted	(1.07)	0.00	(2.02)	(0.45)

Weighted average number of common shares outstanding - basic and diluted	459,596	439,096	455,766	439,464

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(920,134)	$(197,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,686	16,781
Common stock issued for services	266,500	-
Loss on conversion of related party debt	370,806	-
Loss on derivative liability	36,696	-
Amortization of debt discount	9,373	-
Unrealized loss (gain) on marketable securities	3,000	(34,450)
Loss on equity method investments in related party	-	132,988
Marketable securities received for revenue	-	(25,550)
Changes in operating assets and liabilities:
(Increase) decrease accounts receivable	-	(1,650)
(Increase) decrease prepaid expenses	-	35,000
Increase (decrease) in accounts payable and accrued expenses	54,414	56,987
Net cash used in operating activities	(177,659)	(17,799)

Cash flows from investing activities
Advances to related parties	(16,140)	-
Net cash used in investing activities	(16,140)	-

Cash flows from financing activities
Payments on notes payable	-	(2,000)
Payments on related party notes payable	(3,500)	(4,000)
Borrowings on notes payable	103,100	18,567
Borrowings on related party notes payable	100,350	6,100
Net cash provided by financing activities	199,950	18,667

Net increase in cash	6,151	868
Cash, beginning of period	1,088	1,209
Cash, end of period	$7,239	$2,077

Supplemental disclosure of cash flow information
Interest paid	$22	$45
Income taxes paid	-	-

Noncash investing and financing activities
Common stock returned and cancelled	$-	$2,133
Related party debt and accrued interest converted to preferred stock	99,194	-
Debt discount due to derivative liability	40,000	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $9,979,426, and a working capital deficit of $424,962 as of September 30, 2014. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities at level 1 with a fair value of $77,500 and $80,500 as of September 30, 2014 and December 31, 2013, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2014:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of September 30, 2014
Assets:
Marketable securities	$7,500	$-	$-	$7,500
Marketable securities held in related party	70,000	-	-	70,000
Total	$77,500	$-	$-	$77,500

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of December 31, 2013
Assets:
Marketable securities	$10,500	$-	$-	$10,500
Marketable securities held in related party	70,000	-	-	70,000
Total	$80,500	$-	$-	$80,500

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

NOTE 4 – EQUITY METHOD INVESTMENT IN RELATED PARTY

The Company’s ownership percentage in Cleantech Transit, Inc. was 43% as of September 30, 2014 and December 31, 2013, respectively. During late 2012, the Company’s ownership percentage exceeded 20% and the Company began accounting for this investment under the equity method. It was accounted for as an available-for-sale investment during the nine months ended September 30, 2014.

Cleantech has had no revenues since inception. Enterprise valuation was used to value this inactive entity and the equity method is used for ongoing reporting.

As of September 30, 2014 and December 31, 2013, the carrying value of the equity method investment held in related party was zero.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2013, the company had outstanding notes payable to related parties of $134,219. During the nine months ended September 30, 2014, the Company borrowed an additional $100,350 under related party notes and made aggregate payments on these notes payable of $3,500. The notes are unsecured, bear interest between 0% and 12% and mature between November 19, 2012 and on demand. As of September 30, 2014 and December 31, 2013, $96,209 of these notes was past due and in default bearing interest at 18% per annum. As of September 30, 2014, the aggregate outstanding balance under these related party notes payable was $151,885. These notes payable are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Montse Zaman, Phoenix Consulting Services Inc., Tisa Capital Corp., Ken Bosket, Mark Vega and Almulfo Saucedo.

During the nine months ended September 30, 2014, a related party converted debt of $79,184 and accrued interest of $20,010 into 100,000 shares of Series A preferred stock. The fair value of the preferred stock was determined to be $470,000 resulting in a loss on the conversion of related party debt of $370,806.

In July 2013 the Company entered into a management consultant contract with Cleantech Transit, Inc., a related party, for consulting services through June 30, 2014. The terms of the agreement call for $20,000 per month to be paid in two equal installments of cash and may be terminated by either party 30 days after written notice is given. Due to the nature of the close relationship between the parties, the Company will record this income upon receipt of the actual cash payments. There were no cash receipts and there was no revenue recognized under this agreement during the nine months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, the Company held an aggregate of 7,000,000 common shares of American Video Teleconferencing, Inc. valued at $70,000 as of September 30, 2014 and December 31, 2013. American Video Teleconferencing, Inc. became a related party in 2014 due to common officers and Directors.

During 2013, the Company loaned $1,500 to Cleantech Transit. The loan is unsecured, bears no interest and is due on demand. The $1,500 was outstanding as of September 30, 2014 and December 31, 2013.

During the nine months ended September 30, 2014, the Company made advances to related party entities controlled by officers or directors of the Company of $16,140. This balance was outstanding as of September 30, 2014 and it bears no interest and is due on demand.

As of September 30, 2014 and December 31, 2013, the Company had a payable of $5,026 to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

NOTE 6 – NOTES PAYABLE

During the nine months ended September 30, 2014 and September 30, 2013, the Company borrowed $103,100 and $18,567, respectively from non-related third parties. The notes are unsecured, due on demand and do not bear interest. $40,000 of the borrowings during the nine months ended September 30, 2014 is convertible into common stock of the Company at a 50% discount to the quoted market price for the Company’s common stock. This conversion option qualifies as a derivative liability and was accounted for as such (see Note 8). As of September 30, 2014 and December 31, 2013, the aggregate unpaid principal balance under these notes was $87,541 and $15,068, net of unamortized debt discount of $30,627 and $0, respectively.

NOTE 7 – EQUITY

During the nine months ended September 30, 2014, the Company issued an aggregate of 20,500 common shares for services valued at $266,500.

The Company effected a 2,000 for 1 reverse split of its common stock on June 9, 2014 and amended its authorized stock to include 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All share and per share amounts herein have been retroactively restated to reflect the split.

The Company issued 100,000 shares of Series A preferred stock on September 23, 2014 to a related party for the conversion of debt and accrued interest (see Note 5). These shares carry a conversion right of 100 shares of common stock for each preferred share held.

NOTE 8 – DERIVATIVE LIABILITY

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with one of the Company’s convertible promissory notes. The convertible promissory note was issued on July 14, 2014, (the "Note"), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4. The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of July 14, 2014 and September 30, 2014, the estimated fair value of derivative liability was determined to be $56,003 and $76,696, respectively. On July 14, 2014, the derivative liability was recognized with a debt discount of $40,000 and a loss on derivative liabilities of $16,003. During the nine months ended September 30, 2014, amortization of $9,373 was recorded against the discount. The change in the fair value of derivative liabilities for the nine months ended September 30, 2014 was $20,693 resulting in an aggregate loss on derivative liabilities of $36,969.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	76,696	-	-	76,696	76,696
Total derivative liabilities	$76,696	$-	$-	$76,696	$76,696

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014:

Derivative Liability
Fair value, December 31, 2013	$-
Additions	56,003
Change in fair value	20,693
Transfers in and/or out of Level 3	-
Fair value, September 30, 2014	$76,696

NOTE 9 – SUBSEQUENT EVENTS

During October 2014, the Company issued an aggregate of 85,969 common shares for the conversion of debt totaling $75,218.

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

Crown Equity’s office is located at 11226 Pentland Down Road, Las Vegas, NV 89146.

As of September 30, 2014, Crown Equity had five employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

For the three month period ended September 30, 2014, revenues were $0 and $20,150 for the same period in 2013. Net loss was $492,234 for the three month period ended September 30, 2014 and net income of $956 was recorded for the three months ended September 30, 2013. Operating expenses were $61,525 for the three months ended September 30, 2014 and $92,801 for the same period in 2013. Other income and expenses for the three month period ended September 30, 2014 were other expenses of $430,709 and other income of $73,607 for the same quarter in 2013.

The Company incurred unrealized losses on its marketable securities during the three months ended September 30, 2014 of $6,500 compared to unrealized gains of $77,250 for the same period ended September 30, 2013.

Interest for the three months ended September 30, 2014 and 2013 was $16,937 and $4,329, respectively.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

For the nine month period ended September 30, 2014, revenues were $0 and $64,530 for the same period in 2013. Net loss was $920,134 for the nine month period ended September 30, 2014 and net losses of $197,905 were recorded for the nine months ended September 30, 2013. Operating expenses were $475,310 for the nine months ended September 30, 2014 and $153,976 for the same period in 2013. Other income and expenses for the nine month period ended September 30, 2014 were other expenses of $444,824 and other expenses of $108,308 for the same nine months in 2013.

The Company incurred unrealized losses on its marketable securities during the nine months ended September 30, 2014 of $3,000 compared to unrealized gains of $34,450 for the same period ended September 30, 2013. The majority of our operating expenses in the nine months ended September 30, 2014 was $266,500 in stock issued for services. Other operating expenses included a loss on conversion of related party debt of $370,806 and loss on derivative liability of $36,696 for the 2014 period. Interest expense incurred during the nine month period ended September 30, 2014 was $32,021 compared to $12,897 for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, Crown Equity had current assets of $102,379 and current liabilities of $527,341, resulting in working capital deficit of $424,962. Stockholders' deficit as of September 30, 2014 was $423,782.

Net cash used in operating activities for the nine months ended September 30, 2014 was $177,659 compared to net cash provided of $17,999 for the same period in 2013, a net change of $159,860.

Net cash used in investing activities was $16,140 and zero for the nine months ended September 30, 2014 and 2013, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2014 was $199,950 compared to net cash provided of $18,667 in 2013, an increase of $181,283. Cash received from borrowings on notes payable and notes payable to related parties constituted all of the funds raised in both periods presented.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2014, Crown Equity issued 20,500 common shares for services with a total value of $266,500 as follows:

•	3,300 shares of common stock for compensation for $42,900;
•	1,000 shares of common stock for consulting services for $13,000.
•	16,200 shares of common stock for professional services for $210,600.

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

____________

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

CROWN EQUITY HOLDINGS INC.

Date: November 19, 2014	By:	/s/ Kenneth Bosket
Kenneth Bosket, CEO

	By:	/s/ John Scrudato
John Scrudato, CFO

