Form 10-K
period 2014-12-31
Crown Equity Holdings, Inc.
filed 2016-05-25
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant's telephone number, including area code: (702) 683-8946

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2014 was 168,527. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $471,876 as of June 30, 2014. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of May 23, 2016 was 11,195,831.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1: BUSINESS

A) General

Crown Equity Holdings Inc. formerly known as Micro Bio-Medical Waste Systems, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada.

In 2007, the Company, through a wholly-owned subsidiary, Crown Trading Systems, Inc. ("CTS"), a Nevada corporation, began to develop, sell and produce computer systems which are capable of running multiple monitors from one computer.

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

In December, 2010, the Company formed two wholly owned subsidiaries Crown Tele Services, Inc. and CRWE Direct Inc. Crown Tele Services Inc. was formed to provide voice over internet services to clients at a competitive price, CRWE Direct Inc. was formed to provide direct sales to customers. Both entities had minimum sales during the year.

In December 2011, the Company formed a wholly owned subsidiary CRWE Real Estate Inc. to hold real estate. This entity had no sales during the year.

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

In 2009, the Company re-focused its primary vision to using its network of websites to provide advertising and marketing services, as a worldwide online media advertising publisher, dedicated to the distribution of quality branding information. The Company offers Internet media-driven advertising services, which cover and connect a wide range of marketing specialties, as well as search engine optimization for clients interested in online media awareness. As part of its operations, the Company has utilized the services of software and hardware technicians in developing its websites and adding additional websites. This allows the Company to disseminate news and press releases for its customers as well as general news and financial information on a much bigger scale than it did previously. The Company markets its services to companies seeking market awareness of them and the services or goods that they offer. The Company then publishes information concerning these companies on its many websites. The Company is paid in cash and/or stock of the customer companies. The condition of online publishing remains at an all-time high and is continuing to evolve and grow. It is to a point where online publishing is a key component of a publishing company's strategy in the print dominated market. No longer is the possession of printed reading material adding value to a reader's experience.

At the moment, the majority of the Company's publishing sites have light to relatively medium traffic. The Company is presently in the process of strengthening its online publishing competitive position with its strategy of producing and obtaining a stronger presence with community targeted online news and information publishing. The Company has begun increasing its web presence with dedicated community targeted news and information publishing websites, which are scheduled to begin releasing in January of 2014. This strategy will allow the Company to attain readership and advertisers within communities for additional advertisement value for the Company, as well as creating a stronger competitive position within the online publishing industry.

In July, 2009, the Company granted a non-exclusive license to Velvet International, Inc. allowing Velvet to use the Company's system and method of rendering public financial relations over the Internet. The Company was paid a one-time licensing fee of $250,000 for the license but will not receive any future royalty or license payments from Velvet. Revenue from this sale allowed the Company to expand its efforts in developing it normal course of business as describe above.

In April 2011 the Company signed a management agreement with Cleantech Transit, Inc., a related party, to provide management and consulting services. The Management and directors of the Company and Cleantech are common to each Company.

The Company's office is located at 11226 Pentland Down Street, Las Vegas NV 89141.

As of December 31, 2014, the Company utilized the services of 1 independent contractor John Scrudato during the year. Montse Zaman and Kenneth Bosket, were paid officers of the Company during 2014.

Item 2: Properties

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CRWE" and CUSIP #22834M107. The Company's stock is traded on the OTC Electronic Bulletin Board. As of March 31, 2015, the Company had 10,695,033 shares of its common stock issued and outstanding, of which 10,283,632 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2014 and 2013.

Period	High Bid	Low Bid
1st Qtr. 2014	38.00	9.80
2nd Qtr. 2014	20.00	2.00
3rd. Qtr. 2014	2.00	0.80
4th Qtr. 2014	2.99	0.95
1st Qtr. 2013	6.00	3.00
2nd Qtr. 2013	52.00	4.00
3rd. Qtr. 2013	60.00	6.00
4th Qtr. 2013	23.00	6.00

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2014, the Company estimates there are approximately 45 "holders of record" of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 490,000,000 shares of common stock, par value $.001 and 10,000,000 shares of preferred stock, par value $.001, none of which are issued and outstanding.

Item 6: Selected Financial Data

Not applicable.

Item 7: Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-K, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

The Company will attempt to carry out its business plan as discussed below. The Company's business plan is to continue building its network of online publishing sites, as well as continuing to provide the consulting and services to its client on an as-needed basis. These services include general and financial management to private and public companies with an emphasis on their financial reporting and filing requirements. Such service is subject to the needs of its clients and may vary by company. The Company will attempt to carry out its business plan as described above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock and from a license fee. The Company's balance sheet as of December 31, 2014 reflects expanded assets and reduced liabilities from the previous year due to equity method investments received from related party revenues and conversion of notes payable to common shares. The revenue transaction has had a positive impact on the Company's liquidity; however, it may not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2014, the Company has $203,835 of notes payable used for providing working capital to the company.

At December 31, 2014, the Company had negative working capital of $419,000 which consisted of current assets of $2,369 and current liabilities of $421,369. The current liabilities of the Company at December 31, 2014 are composed primarily of accounts payable and accrued expenses of $212,508, accounts payable to a related party of $5,026, short-term debt of $47,950, and short-term debt due to related parties of $155,885.

Cash flows used in operating activities during the year ending December 31, 2014 was $212,629 compared to cash flow used of $36,089 for the same period in 2013. This represents an increase of $176,540.

Cash flows used in investing activities for the year ended December 31, 2014 was $22,640. Cash flows used in investing activities for the year ended December 31, 2013 totaled $1,500.

Cash flows provided by financing activities was $236,550 for the year ending December 31, 2014 compared to $37,468 for the same period in 2013. The financing activities in 2014 consisted of loan proceeds and payments and the sale of common stock.

As of December 31, 2014, the Company had total assets of $2,987 and total liabilities of $421,369. Stockholders' deficit as of December 31, 2014 was $418,382 compared to a deficit of $240,148 at December 31, 2013. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital may not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

REVENUES

Sales for the year ended December 31, 2014 were $183 compared to $64,680 for the year ended December 31, 2013, a decrease of $64,497. This reflects decreased revenue from our consulting business with non related party customers.

OPERATING EXPENSES

During the year ended December 31, 2014, we incurred $534,085 in operating expenses, compared to $155,952 in the same period ended December 31, 2013, an increase of $378,133. Our major item was stock based compensation of $266,500 in the current year.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2014, we incurred a net other expenses of $595,809 compared to net other expenses of $198,538 in the same period ended December 31, 2013 an increase of $397,271. The major items included here were loss on extinguishment of debt of $406,690, and the loss on our equity investment of $77,600.

NET INCOME

The Company had a net loss for the year ended December 31, 2014 of $1,129,711 compared to a net loss of $289,810 for the year ended December 31, 2013. This increase in net loss of $839,901 was described above.

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

Item 9a: Controls & Procedures

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for exter nal purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

- Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Officers. Our Officers do not possess accounting expertise and our company does not have an audit committee.

- Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Officers and the work is not reviewed by anyone.

- Lack of expertise in accounting of valuation in equity and marketable securities transactions.

These weaknesses are due to the company's lack of working capital to hire additional staff. To remedy the material weaknesses, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014.

Item 9b: Other Information

None

Part III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Steven Onoue	57	Director since July 2002

Kenneth Bosket	61	CEO, Director since June 2008

Montse Zaman	40	Secretary, Treasurer Director since February, 2008

John Scrudato	52	CFO, Director since October 2013

Mark Vega	51	Director since November 2013; resigned 2/4/15

Arnulfo Saucedo Bardan	43	Director since November 2013

Mike Zaman	58	Director since November 2013

Harold Gewerter	68	Board Chairman since September 2014

Brett Matus	44	Director September 2014; resigned 5/29/15

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

MONTSE ZAMAN - Montse Zaman is the secretary and treasurer for the Company. She worked for Zaman & Company, a private business consulting firm, as an administrative assistant from 2003 until the end of 2008 when she joined the Company. Ms. Zaman has extensive organizational experience and is involved in handling the day-to-day administrative operations of the Company. Ms. Zaman has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexico. Mrs. Zaman possesses strong administrative credentials which have proven invaluable in handling the daily operations of the Company and reporting and working directly with the Company's CFO in ensuring that all financial transactions are accurately and properly reported.

JOHN SCRUDATO - John Scrudato CPA is a CFO and Director. In his capacity over the last twenty five years as managing partner of both, Scrudato & Co., CPA's, and John Scrudato CPA., has administered and supervised the Company's audit, accounting, and tax clients, provided CFO services for individual clients, as well as Edgar financial oversight, and is an invaluable resource for all public accounting issues. This accounting professional is a registered agent with the PCAOB and audits publicly traded companies through their oversight policies.

MARK VEGA - Mark Vega is a director. He brings years of corporate planning and technical (IT) management experience to the company. Mark has been over the IT department of Crown Equity Holdings Inc., for over 7 years. His responsibilities include overall technical strategy in addition to managing advanced development groups. Mr. Vega attended California State University, studying Computer Science, Chemistry and Music. He was appointed as the Company's Chief Technology Officer in October of 2013.

MIKE ZAMAN - Mike Zaman is a director. He was born in Tehran, Iran and moved to Florida in the 1980's where he attended Florida International University to study Computer Science. Since becoming a U.S. citizen in 1995, he has been a corporate, marketing and sales consultant for many numerous companies and has advised or consulted in the process of mergers, acquisitions, as well as the raising of capital for private and public entities. He was appointed as the Company's Chief Marketing Officer in October of 2013.

ARNULFO SAUCEDO-BARDAN - Arnulfo Saucedo-Bardan is a director as well as executive editor. He is an entrepreneur from Torreon Coahuila, Mexico. In 2005, he opened and operated a small independent Mexican food restaurant in Mexico, City, until December of 2007. In 2008, he joined the Crown Equity Holdings Inc. team as CEO and later elected as the company's Chairman until January of 2013. Mr. Saucedo – Bardan has a Bachelor Degree in engineering from the Instituto Tecnologico De La Laguna in Torreon Coahuila.

HAROLD GEWERTER has been in private practice of law since 1979. Mr. Gewerter has lectured for various bar associations and other associations in Nevada, Hawaii, California, Washington, Alaska, and Ohio in the areas of Taxation, Securities Law, Real Estate and Estate planning. Mr. Gewerter is a member of the Nevada State Bar and is also admitted to practice before the United States Supreme Court, the United States District Court for the District of Nevada, the Ninth Circuit Court of Appeals, the United States Tax Court and the United States Court of Claims. Mr. Gewerter is a graduate of the University of Southern California where he received his Bachelor of Arts and Master of Science. He received his Juris Doctor from Southwestern University School of Law.

BRETT MATUS Brett brings over 22 years in managing properties. He received his property Management Diploma from George Brown College in Canada.

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

The Company previously adopted a Code of Ethics in 2004. The Company has revised the Code of Ethics and is adopting a new Code of Ethics which applies to its directors as well as to its officers including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics is attached as an Exhibit to this Report and is also available on the Company's website, www.crownequityholdings.com . A copy of the Code of Ethics is also available at no charge to anyone who may send a request in writing to the Company, addressed to its CEO, at, Las Vegas, NV 89141.

Identification of Certain Significant Employees - The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 11: Executive Compensation

During the fiscal year ended December 31, 2013, Mr. Bosket and Ms. Zaman had agreed in 2012 to terminate their employment with the Company while continuing to serve as officers and directors without compensation. This decision was necessitated due to the dramatic decrease in the Company's revenues and its inability to continue paying them as employees. In July of 2013, an attempt to re-establish Mr. Bosket and Ms. Zaman as employees was initiated, but once again became short termed because of the decreased revenues and therefore continued the year beginning in August for Montse and Mid October for Kenneth without compensation once again. As for the added directors and officers during the fourth quarter, Mr. Arnulfo Saucedo-Bardan, Mike Zaman and Mr. Mark Vega, also made the decision to serve as officers and directors without compensation upon appointment. During fiscal 2013 the Company paid its officers and directors an aggregate of $38,500.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

		Annual compensation			Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($) (1)	Total Compensation

Kenneth	2014	12,000	-	-	-	-	-	-	12,000
Bosket, CEO,	2013	8,000	-	-	-	-	-	-	8,000
Director	2012	2,750	-	-	-	-	-	-	2,750

Arnulfo Saucedo-	2014	4,800	-	-	-	-	-	-	4,800
Bardan, Chairman,	2013	-	-	-	-	-	-	-	-
Director (1)	2012	2,750	-	-	-	-	-	-	2,750

Montse Zaman,	2014	22,000	-	-	-	-	-	-	22,000
Secretary,	2013	3,000	-	-	-	-	-	-	3,000
Treasurer, Director	2012	3,000	-	-	-	-	-	-	3,000

Mark Vega,	2014	11,425	-	-	-	-	-	-	11,425
Director	2013	7,500	-	-	-	-	-	-	7,500
	2012	-	-	-	-	-	-	-	-

John Scrudato,	2014	9,000	-	-	-	-	-	-	9,000
CFO, Director	2013	2,000	-	-	-	-	-	-	2,000
	2012	-	-	-	-	-	-	-	-

Lowell Holden	2014	-	-	-	-	-	-	-	-
CFO, Director	2013	18,000	-	-	-	-	-	-	18,000
	2012	2,750	-	-	-	-	-	-	2,750

____________

(1)	Mr. Saucedo-Bardan resigned as chairman and director in January 2013 and returned to board as a director in November 2013.

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

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 50,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants. As of December 31, 2013, 28,855 shares had been issued under the Plan. During 2014, an additional 20,500 shares were issued under the Consultants and Employees Stock Plan.

In October, 2014, the Company adopted a new Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2014. As of December 31, 2014, no shares were issued from this plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2014, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports
Steven Onoue	Director	Yes
Arnulfo Saucedo-Bardan	Director	Yes
Kenneth Bosket	Officer, Director	Yes
Montse Zaman	Officer, Director	Yes
Crown Marketing	Shareholder	Yes

Item 12: Security Ownership of Certain Beneficial Owners and Management

There were 10,566,969 shares of the Company' common stock issued and outstanding on December 31, 2014. There are 10,000,000 shares of preferred stock, par value $.001, authorized with none outstanding. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	1,750	0%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Montse Zaman (1)	10,044,169	95.05%
11226 Pentland Downs Street
Las Vegas, NV 89141

Crown Marketing Corporation	220,397	0.02%
Mina #222 Sur,
Gomez Palacio, Durango Mexico CP 35000

Ken Bosket (1)	2,800	0%
1453 Flintrock Road
Henderson, Nevada 89014

Harold Gewerter (1)	2,500	0%

Mark Vega (1)	1,383	0%
4488 Casa Blanca Street
Las Vegas, Nevada 89121

John Scrudato (1)	500	0%
7 Valley View Drive
Califon, NJ 07830

Mike Zaman (1)	7,475	0%
11226 Pentland Downs Street
Las Vegas, NV 89141

Arnulfo Saucedo Bardan (1)	1,608	0%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

All directors and officers as a group	10,283,632	95.07%

___________

(1)	Denotes officer or director.

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

Item 13: All Relationships and Related Transactions

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of December 31, 2014 and 2013, the aggregate outstanding balance of notes payable to related parties was $155,885 and $134,219, respectively consisting of loans described below.

During 2013, Montse Zaman, a Director of the Company, made aggregate advances to the Company of $11,400 and the Company repaid $4,000. The debt is unsecured, carries zero interest and is due on demand. The total outstanding balance under these advances was $99,194 and as of December 31, 2013.

On October 18, 2013 the Company borrowed $17,000 from Ken Bosket our CEO. This is a demand note is unsecured and contains a zero percent stated interest rate.

In April 2012 the Company extended its contract with Cleantech Transit, Inc. from June 2011 through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During the year ended December 31, 2013 the Company received $20,000 in cash under the agreement.

During 2013, the Company loaned $1,500 to Cleantech Transit. The loan is unsecured, bears no interest and is due on demand. The Company wrote off the loan as it was deemed not collectable as of December 31, 2014.

During 2013, the Company generated revenue and received cash payment of $12,750 from LS Enterprises, an entity controlled by the former CFO of the Company.

In April 2012 the Company extended its contract with Cleantech Transit, Inc. from June 2011 through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During the year ended December 31, 2012 the Company received an aggregate of 105,953,152 shares of Cleantech stock valued at $0 and received $21,800 in cash. During the year ended December 31, 2013 the Company received $20,000 in cash. The shares received from Cleantech were accounted as an equity method investment held in related party in the consolidated balance sheets (see Note 4).

In July 2013 the Company entered into a management consultant contract with Cleantech Transit, Inc., a related party, for consulting services through June 30, 2014. The terms of the agreement call for $20,000 per month to be paid in two equal installments of cash and may be terminated by either party 30 days after written notice is given. Due to the nature of the close relationship between the parties, the Company will record this income upon receipt of the actual cash payments. There were no cash receipts and there was no revenue recognized under this agreement during the year ended December 31, 2014.

As of December 31, 2014 and 2013, the Company had a payable of $5,026 to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

During the year ended December 31, 2014, a related party converted debt of $79,184 and accrued interest of $20,010 into 100,000 shares of Series A preferred stock. . The fair value of the preferred stock was determined to be $470,000 based upon the estimated fair value of the Company resulting in a loss on the extinguishment of debt of $370,806. This preferred stock was converted into10,000,000 shares of common stock during 2014.

During 2014, Arnulfo Saucedo-Bardan, a Director of the Company, made multiple advances due from the Company of $50,100. The debt is unsecured, carries 12% interest rate and is due on demand.

During 2014, Mark Vega, a Director of the Company, made multiple advances due from the Company of $21,300. The debt is unsecured, carries 12% interest rate and is due on demand.

On October 18, 2013 the Company borrowed an additional $8,550 from Ken Bosket our CEO. This is a demand note is unsecured and contains a zero percent stated interest rate. The total due to Ken Bosket at December 31, 2014 was $25,550.

During 2014, a related party of the Company, made advances due from the Company of $4,000. The debt is unsecured, carries 12% interest rate and is due on demand.

During 2014, Montse Zaman, a Director of the Company, made multiple advances and received payments for a net amount advanced to the Company of $16,900. The debt is unsecured, carries zero interest and is due on demand. The total outstanding balance under these advances was $36,910 at December 31, 2014.

The Company has $17,025 due to Phoenix Consulting Services, a company controlled by Montse Zaman, as three year unsecured notes due on November 19, 2012, with interest accruing at 12% per annum. As of December 31, 2013 and 2014, the notes are in default and accrue interest at the rate of 18% per annum.

During 2014, the Company loaned $14,700 to iB2B Global, Inc. (f.k.a EQCO2, Inc.). The Company wrote off the loan as it was deemed not collectable as of December 31, 2014.

As of December 31, 2014 and December 31, 2013, the Company held an aggregate of 7,000,000 common shares of American Video Teleconferencing, Inc. valued at $70,000 as of December 31, 2013. American Video Teleconferencing, Inc. became a related party in 2014 due to common officers and Directors. The investment was fully impaired during 2014.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2014	2013
Audit fees	$35,000	35,000
Audit related fees	-	-
Tax fees	--	-
All other fees	-	-

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

________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on May 24, 2016

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2016.

Signature	Title

/s/ Kenneth Bosket	Director, Chief Executive Officer
Kenneth Bosket

/s/ Steven Onoue	Director
Steven Onoue

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Rudy Chacon	Director, Chief Financial Officer (Principal Financial
Rudy Chacon	Officer), Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crown Equity Holdings, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of Crown Equity Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Crown Equity Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Crown Equity Holdings, Inc. has historically suffered losses from operations and has a working capital deficit which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 24, 2016

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

Assets
Current assets
Cash	$2,369	$1,088
Marketable securities	-	10,500
Marketable securities held in related party	-	70,000
Accounts receivable from related party	-	1,500
Total Current Assets	2,369	83,088
Property, plant and equipment, net of accumulated depreciation of $73,373 and $71,125	618	2,866
Total Assets	$2,987	$85,954

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$212,508	$171,789
Accounts payable to related party	5,026	5,026
Notes payable to related parties	155,885	134,219
Notes payable	47,950	15,068
Total Current Liabilities	421,369	326,102

Stockholders' deficit
Preferred Stock, 10,000,000 shares authorized, 9,000,000 undesignated authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, 490,000,000 authorized at $0.001 par value; shares issued and outstanding 10,566,969 and 439,096	10,567	439
Additional paid-in capital	9,760,054	8,818,705
Accumulated deficit	(10,189,003)	(9,059,292)
Total stockholders' deficit	(418,382)	(240,148)
Total liabilities and stockholders' deficit	$2,987	$85,954

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013

Revenue	$183	$31,930
Revenue from related parties	-	32,750
Total Revenue	183	64,680

Operating expenses
General and administrative expense	531,837	139,532
Depreciation	2,248	16,420
Total Operating Expenses	534,085	155,952

Loss from operations	(533,902)	(91,272)

Other income (expense)
Interest expense	(70,905)	(17,318)
Losses on equity method investment in related party	-	(132,988)
Loss on impairment of marketable securities	(77,600)	-
Other income (expense)	(5,590)	1,818
Loss on extinguishment of debt	(406,690)	-
Loss on derivatives	(32,124)	-
Unrealized loss on marketable securities	(2,900)	(50,050)
Total Other Expense	(595,809)	(198,538)

Net loss	$(1,129,711)	$(289,810)

Basic and Diluted income per share
Basic and diluted income per share	$(0.35)	$(0.66)

Weighted average number of shares outstanding basic and diluted	3,188,766	439,363

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2012	-	$-	440,536	$440	$8,818,704	$(8,769,482)	$49,662
Common stock returned and cancelled	-	-	(1,067)	(1)	1	--	--
Net loss	-	-	--	--	--	(289,810)	(289,810)
Balances at December 31, 2013	-	-	439,469	439	8,818,705	(9,059,292)	(240,148)
Common stock issued for services	-	-	20,500	21	266,479	--	266,500
Common stock issued for cash	-	-	21,000	21	20,979	--	21,000
Common stock issued for debt and interest	-	-	86,000	86	121,767	--	121,853
Preferred stock issued for debt and interest	100,000	100	--	--	469,900	--	470,000
Preferred stock converted to common stock	(100,000)	(100)	10,000,000	10,000	(9,900)	--	--
Resolution of derivative liabilities	-	-	--	--	72,124	--	72,124
Net loss	-	-	--	--	--	(1,129,711)	(1,129,711)
Balances at December 31, 2014	-	$-	10,566,969	$10,567	$9,760,054	$(10,189,003)	$(418,382)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(1,129,711)	$(289,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,248	16,420
Common stock issued for services	266,500	-
Unrealized loss on marketable securities	2,900	50,050
Loss on marketable securities	77,600	-
Loss on debt extinguishment	406,690	-
Amortization of debt discounts	40,000	-
Loss on derivative liabilities	32,124	-
Loss on equity method investments in related party	-	132,988
Marketable securities received for revenue	-	(25,550)
Loss on write-off of related party loans and loans receivable	24,140	-
Changes in operating assets and liabilities
Prepaid expense other assets	-	35,000
Accounts payable and accrued expenses	64,880	44,813
Net cash used in operating activities	(212,629)	(36,089)

Cash flows from investing activities
Loans to related parties	(14,700)	(1,500)
Loans to third party	(7,940)	-
Net cash used in investing activities	(22,640)	(1,500)

Cash flows from financing activities
Payments on notes payable	-	(2,000)
Proceeds from notes payable	114,700	15,068
Proceeds from sale of stock	21,000	-
Payments on related party notes payable	(3,500)	(4,000)
Proceeds from related party notes payable	104,350	28,400
Net cash provided by financing activities	236,550	37,468

Net increase (decrease) in cash	1,281	(121)

Cash, beginning of period	1,088	1,209

Cash, end of period	$2,369	$1,088

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$85,969	$-
Preferred stock issued for debt and interest	99,194	-
Resolution of derivative liabilities	72,124	-
Debt discount due to derivative	40,000	-
Preferred stock converted to common stock	10,000	-
Common stock returned and cancelled	-	1

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. ("Crown Equity" or the "Company") was incorporated in August 1995 in Nevada. The Company offers its services to companies seeking to become public entities in the United States. It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields. The Company provides various consulting services to companies and individuals dealing with corporate structure and operations globally.

In 2010, the Company formed two subsidiaries Crown Tele Service, Inc. and CRWE Direct, Inc. Crown Tele Services will provide voice over IP messaging at a competitive price to other competitors and CRWE Direct will provide its client with direct sales of products.

In 2011, the Company formed a wholly owned subsidiary CRWE Real Estate, Inc. CRWE Real Estate will hold real estate.

Principles of Consolidation

The consolidated financial statements include the financial information of Crown Equity Holdings and its wholly owned subsidiaries, Crown Tele Services, Inc., CRWE Direct, Inc. and CRWE Real Estate, Inc. All significant inter-company accounts and transactions have been eliminated.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

Revenue Recognition

Crown Equity's revenue is recognized pursuant to ASC 605 "Revenue Recognition." The Company recognizes its revenue from services as those services are performed. Revenue recognition is limited to the amount that is not contingent upon delivery of any future service or meeting other specified performance conditions.

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

Crown Equity receives payment for its services in both cash and equity instruments issued by the customer. The equity instruments are accounted for in accordance with the provisions of ASC 718 "Compensation – Stock Compensation" and is based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the Company fully vests in the shares received. The Company is fully vested in the stock it received on the date of receipt of the shares. Services that are not preformed within the period are recognized as deferred revenue.

Allowance for Doubtful Accounts

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There was no allowance for doubtful accounts as of December 31, 2014 and 2013.

During 2014, the Company loaned $7,940 to a third party service provider. This loan and $16,200 of loans to related parties (see Note 7) were written-off during 2014 as they were deemed uncollectible. This resulted in a total loss of $24,140 in 2014.

Concentrations

During 2014, 100% of total revenue was generated from a single customer. During 2013, 30.9% of total revenue was generated from a single related party customer, Cleantech Transit, Inc., which has common officers and directors as the Company.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2014 and 2013: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

Equity Method Investments

For investments that represent significant influence in the investee, the Company follows ASC 323 Investments—Equity Method and Joint Ventures when recognizing these investments in the consolidated financial statements. Under this method, any net income or net loss must be recorded against the Company's investment, not to exceed the original investment and recognized as additional income or loss on the Company's income statement. Crown evaluates the carrying value of its equity method investments for impairment.

During 2012, the Company's ownership percentage in Cleantech Transit, Inc., a related party due to common officers and directors, increased to more than 20% and the Company began accounting for this investment under the equity method. The Company's ownership percentage in Cleantech Transit, Inc. was 42% as of December 31, 2014 and 2013.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2014 or 2013.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Crown Equity has historically suffered losses from operations and had a working capital deficit of $419,000 as of December 31, 2014. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company's expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders' equity.

NOTE 3 – MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are presented in the consolidated balance sheets at fair market value.

Per Accounting Standards Codification 820 " Fair Value Measurement ", fair values defined establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements.

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities at level 1 with a fair value of $0 and $80,500 as of December 31, 2014 and December 31, 2013, respectively.

The Company has fully impaired the marketable securities as of December 31, 2014 due to the investments' lack of an active trading market and decline in fair value which was considered other than temporary. This resulted in an impairment loss of $77,600 during 2014. Unrealized losses on marketable securities totaled $2,900 and $50,050 during 2014 and 2013, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of December 31, 2014
Assets:
Marketable securities	$-	$-	$-	$-
Marketable securities held in related party	-	-	-	-
Total	$-	$-	$-	$-

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance as of December 31, 2013
Assets:
Marketable securities	$10,500	$-	$-	$10,500
Marketable securities held in related party	70,000	-	-	70,000
Total	$80,500	$-	$-	$80,500

Per Accounting Standards Codification 825 " The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ", an entity is permitted to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of ASC 825 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option are required to (i) recognize changes in fair value in earnings and (ii) expense any up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which it has elected the fair value option, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this either by reporting the fair value and non-fair-value carrying amounts as separate line items or by aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount. Crown Equity adopted ASC 825 during the third quarter of fiscal 2009 and elected the fair value option for their marketable securities.

NOTE 4 – EQUITY METHOD INVESTMENT HELD IN RELATED PARTY

The Company's ownership percentage in Cleantech Transit, Inc. was 42% as of December 31, 2014 and 2013. During late 2012, the Company's ownership percentage exceeded 20% and the Company began accounting for this investment under the equity method. It was accounted for as an available-for-sale investment during the nine months ended September 30, 2014.

Cleantech has had no revenues since inception. Enterprise valuation was used to value this inactive entity and the equity method is used for ongoing reporting.

As of December 31, 2014 and 2013, the carrying value of the equity method investment held in related party was zero. Aggregate losses recognized on the equity method investment held in related party were $0 and $132,988 during the years ended December 31, 2014 and 2013, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Computer equipment (useful lives of 3 to 5 years)	$73,991	$73,991
Less: accumulation depreciation	(73,373)	(71,125)
Net property and equipment	$618	$2,866

Depreciation expense totaled $2,248 and $16,420 during 2014 and 2013, respectively.

NOTE 6 – NOTES PAYABLE

During 2013 the Company borrowed an aggregate $15,068 under the following three third party transactions:

•	A demand, unsecured, non-interest bearing note for $1,250 from a non-related party.

•	A demand, unsecured, non-interest bearing note for $12,568 from a non-related party.

•	A demand, unsecured, non-interest bearing note for $1,250 from a non-related party.

$2,000 was repaid on third party notes payable during 2013.

During 2014 the Company borrowed an aggregate $114,700 under the following three third party transactions:

•	A demand, unsecured, 12% interest bearing note for $10,000 funded during 2014 from a non-related party. Principal and accrued interest were later converted into 10,200 common shares valued at $12,240.

•

A demand, unsecured, 12% interest bearing convertible note for $40,000 funded during 2014 from a non-related party. The note was convertible into common stock of the Company at a 50% discount to the quoted market price for the Company's common stock. This conversion option qualifies as a derivative liability and was accounted for as such (see Note 9). Principal and accrued interest were later converted into 41,200 common shares valued at $72,100.

•	A demand, unsecured, non-interest bearing note for $9,500 from a non-related party and was outstanding at December 31, 2014.

•	A demand, unsecured, 12% interest bearing note for $5,500 funded during 2014 from a non-related party. Principal and accrued interest were later converted into 5,555 common shares valued at $6,666.

•

An increase in an existing demand, unsecured, non-interest bearing note for $17,500 funded during 2014 from a non-related party. $25,068 of the total principal, and accrued interest were later converted into 27,589 common shares valued at $29,493 leaving the balance at $5,000outstanding at December 31, 2014.

•	An increase in an existing demand, unsecured, note bearing interest between 0% and 12% for $32,200 funded during 2014 from a non-related party. $33,450 was outstanding at December 31, 2014.

Also during 2014, an existing demand, unsecured, non-interest bearing note for $1,250 from a non-related party, principal and accrued interest were converted into 1,425 shares of common stock valued at $1,354.

The conversion of non-related party notes payable in 2014 resulted in a loss on extinguishment of debt of $35,884.

As of December 31, 2014 and 2013, the aggregate outstanding principal on third party notes payable was $47,950 and $15,068, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of December 31, 2014 and 2013, the aggregate outstanding balance of notes payable to related parties was $155,885 and $134,219, respectively consisting of loans described below.

During the year ended December 31, 2014, a related party converted debt of $79,184 and accrued interest of $20,010 into 100,000 shares of Series A preferred stock. The fair value of the preferred stock was determined to be $470,000 based upon the estimated fair value of the Company resulting in a loss on the extinguishment of debt of $370,806. This preferred stock was later converted into 10,000,000 shares of common stock during 2014.

As of December 31, 2014 and 2013, the Company had a payable of $5,026 to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

During 2014, Arnulfo Saucedo-Bardan, a Director of the Company, made multiple advances due from the Company of $50,100. The debt is unsecured, carries 12% interest rate and is due on demand.

During 2014, Mark Vega, a Director of the Company, made multiple advances due from the Company of $21,300. The debt is unsecured, carries 12% interest rate and is due on demand.

On October 18, 2013 the Company borrowed an additional $8,550 from Ken Bosket our CEO. This is a demand note is unsecured and contains a zero percent stated interest rate. The total due to Ken Bosket at December 31, 2014 was $25,550.

During 2014, a related party of the Company, made advances due from the Company of $4,000. The debt is unsecured, carries 12% interest rate and is due on demand.

During 2014, Montse Zaman, a Director of the Company, made multiple advances and received payments for a net amount advanced to the Company of $16,900. The debt is unsecured, carries zero interest and is due on demand. The total outstanding balance under these advances was $36,910 at December 31, 2014.

The Company has $17,025 due to Phoenix Consulting Services, a company controlled by Montse Zaman, as three year unsecured notes due on November 19, 2012, with interest accruing at 12% per annum. As of December 31, 2013 and 2014, the notes are in default and accrue interest at the rate of 18% per annum.

During 2014, the Company loaned $14,700 to iB2B Global, Inc. (f.k.a EQCO2, Inc.). The Company wrote off the loan as it was deemed not collectable as of December 31, 2014.

During 2013, Montse Zaman, a Director of the Company, made aggregate advances to the Company of $11,400 and the Company repaid $4,000. The debt is unsecured, carries zero interest and is due on demand. The total outstanding balance under these advances was $99,194 and as of December 31, 2013.

On October 18, 2013 the Company borrowed $17,000 from Ken Bosket our CEO. This is a demand note is unsecured and contains a zero percent stated interest rate.

In April 2012 the Company extended its contract with Cleantech Transit, Inc. from June 2011 through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During the year ended December 31, 2013 the Company received $20,000 in cash under the agreement.

During 2013, the Company loaned $1,500 to Cleantech Transit. The loan is unsecured, bears no interest and is due on demand. The Company wrote off the loan as it was deemed not collectable as of December 31, 2014.

During 2013, the Company generated revenue and received cash payment of $12,750 from LS Enterprises, an entity controlled by the former CFO of the Company.

In April 2012 the Company extended its contract with Cleantech Transit, Inc. from June 2011 through April 30, 2013. Under the terms of the agreement the Company receives $22,000 per month payable in either in cash or stock at the option of Cleantech Transit. During the year ended December 31, 2012 the Company received an aggregate of 105,953,152 shares of Cleantech stock valued at $0 and received $21,800 in cash. During the year ended December 31, 2013 the Company received $20,000 in cash. The shares received from Cleantech were accounted as an equity method investment held in related party in the consolidated balance sheets (see Note 4).

In July 2013 the Company entered into a management consultant contract with Cleantech Transit, Inc., a related party, for consulting services through June 30, 2014. The terms of the agreement call for $20,000 per month to be paid in two equal installments of cash and may be terminated by either party 30 days after written notice is given. Due to the nature of the close relationship between the parties, the Company will record this income upon receipt of the actual cash payments. There were no cash receipts and there was no revenue recognized under this agreement during the year ended December 31, 2014.

As of December 31, 2014 and December 31, 2013, the Company held an aggregate of 7,000,000 common shares of American Video Teleconferencing, Inc. valued at $70,000 as of December 31, 2013. American Video Teleconferencing, Inc. became a related party in 2014 due to common officers and Directors. The investment was fully impaired during 2014.

NOTE 8 – STOCKHOLDERS' EQUITY

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

The Company issued 100,000 shares of Series A preferred stock on September 23, 2014 to a related party for the conversion of debt and accrued interest (see Note 7). These shares carry a conversion right of 100 shares of common stock for each preferred share held.

During 2014, the Company issued:

•	20,500 common shares for services with a value of $266,500

•	21,000 common shares for cash of $21,000,

•	86,000 common shares for the conversion of notes payable and interest valued at $121,853,

•	and 10,000,000 common shares for the conversion of 100,000 preferred shares.

During 2013, an aggregate of 1,067 common shares previously issued for services were returned to the company and cancelled.

NOTE 9 – DERIVATIVE LIABILITY

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company's derivative liability is an embedded derivative associated with the Company's convertible promissory notes. The convertible promissory note was issued on July 14, 2014 and contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4. The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company's statements of operations as "change in the fair value of derivative instrument".

As of July 14, 2014 and December 31, 2014, the estimated fair value of derivative liability was determined to be $76,162 and $0, respectively. On July 14, 2014, the derivative liability was recognized with a debt discount of $40,000 and a loss on derivative liabilities of $36,162. During the year ended December 31, 2014, amortization of $40,000 was recorded against the discount. The change in the fair value of derivative liabilities for the year ended December 31, 2014 was a gain of $4,038 resulting in an aggregate loss on derivative liabilities of $32,124.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	-	-	-	-	-
Total derivative liabilities	$-	$-	$-	$-	$-

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2014:

Derivative Liability
Fair value, December 31, 2013	$-
Additions recognized as debt discount	40,000
Additions recognized as derivative loss	36,162
Change in fair value	(4,038)
Resolution due to conversion of debt	(72,124)
Fair value, December 31, 2014	$-

NOTE 10 – INCOME TAXES

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

The Company did not have taxable income during 2014 or 2013.

The Company's deferred tax assets consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Net operating loss	$510,000	$240,000
Valuation allowance	(510,000)	(240,000)
Net deferred tax asset	$-	$-

As of December 31, 2014, the Company's accumulated net operating loss carry forward was approximately $1,366,000 and will begin to expire in the year 2032.

NOTE 11 - SUBSEQUENT EVENTS

Total common shares issued for the period from January 1, 2015 through May 19, 2016 was 628,862 shares which are broken down as follows:

•	196,348 shares were issued for cash proceeds of $121,848.

•	280,018 shares were issued for the settlement of promissory notes and interest of $201,518.

•	152,496 shares were issued for services.

