Form 10-Q
period 2015-03-31
Crown Equity Holdings, Inc.
filed 2016-09-19
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-29935

CROWN EQUITY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0677140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11226 Pentland Downs Street, Las Vegas, NV 89141

(Address of principal executive offices)

(702) 683-8946

(Issuer's telephone number)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 15, 2016, there were 11,191,831 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash	$2,177	$2,369
Prepayment for Services - Related party	6,000	-
Total Current Assets	8,177	2,369

Property, plant and equipment, net of accumulated depreciation of $73,992 and $73,374	-	618
Total Assets	$8,177	$2,987

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$69,802	$56,622
Accounts payable to related parties	5,026	5,026
Accrued expenses	176,654	155,886
Notes payable to related party	58,935	155,885
Notes payable	42,950	47,950
Total Current Liabilities	353,367	421,369

Stockholders' Deficit
Preferred Stock, 10,000,000 shares authorized, 9,000,000 undesignated authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, 490,000,000 authorized at $0.001 par value; 10,695,033 and 10,566,969 shares issued and outstanding	10,695	10,567
Additional paid-in capital	10,077,915	9,760,054
Accumulated deficit	(10,433,800)	(10,189,003)
Total Stockholders’ Deficit	(345,190)	(418,382)
Total Liabilities and Stockholders’ Deficit	$8,177	$2,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$363	$-

Operating expenses	229,178	339,055

Loss from operations	(228,815)	(339,055)

Other (expense) income
Interest expense	(777)	(7,542)
Loss on debt conversion	(5,205)	-
Settlement expense	(10,000)	-
Other (expense) income	-	(2,358)
Unrealized (loss) gain on marketable securities	-	15,050
Total other expense	(15,982)	(5,150)

Net loss	$(244,797)	$(333,905)

Net loss per share – basic and diluted	$(0.02)	$(0.75)

Weighted average number of common shares outstanding - basic and diluted	10,602,560	447,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(244,797)	$(333,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	618	562
Common stock issued for services	187,000	266,500
Unrealized (gain) loss on marketable securities	-	(15,050)
Loss on debt conversion	5,205	-
Changes in operating assets and liabilities:
Prepayment for services - Related party	(6,000)	-
Accounts payable and accrued expenses	34,718	8,268
Net cash used in operating activities	(23,256)	(73,625)

Cash flows from financing activities
Proceeds from sale of common stock	22,081	-
Payments on related party notes payable	-	(3,500)
Borrowings on notes payable	983	12,000
Borrowings on related party notes payable	-	71,400
Net cash provided by financing activities	23,064	79,900

Net increase (decrease) in cash	(192)	6,275
Cash, beginning of period	2,369	1,088
Cash, end of period	$2,177	$7,363

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities
Common stock issued for debt and interest	$5,983	$-
Forgiveness of debt – related party	97,720	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2014 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2014 as reported on Form 10-K, have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $10,433,800 and a working capital deficit of $335,190 as of March 31, 2015. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, the Company issued 100,000 in common shares for services valued at $187,000.

As of March 31, 2015 and 2014, the Company has prepayment of services to related parties of $6,000 and $0, respectively.

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of March 31, 2015 and December 31, 2014, the Company had a payable of $5,026 to director Montse Zaman. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2014, the Company had outstanding notes payable to related parties of $155,885. During the three months ended March 31, 2015, $96,950 of principal and $770 of accrued interest were forgiven by note holders and accounted for as a capital transaction. As of March 31, 2015 the aggregate outstanding balance under these related party notes payable was $58,935. These notes payables are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Montse Zaman, Phoenix Consulting Services Inc. and Ken Bosket.

NOTE 4 – NOTES PAYABLE

As of March 31, 2015 and December 31, 2014, the aggregate unpaid principal balance under notes payable was $42,950 and $47,950 respectively. During the three months ended March 31, 2015, the Company has a total additional borrowing of $983. $5,983 of the principal was settled by issuing common stock with fair value of $11,188, resulting in a loss of $5,205. As of March 31, 2015, the total outstanding short-term notes payable due to non-related third parties was $42,950. The notes are unsecured subject to annual interest ranging from 0% to 12%, due on demand.

NOTE 5 – EQUITY

The Company converted Chris Knudsen debt of $5,983 for 5983 shares of common stock at a fair value of $11,188, resulting a loss on debt settlement of $5,205.

During the three months ended March 31, 2015, the Company issued $100,000 in common shares for services valued at $187,000.

During the three months ended March 31, 2015, the Company issued 22,081 shares at $1.00 per share for total $22,081 cash.

NOTE 6 - SUBSEQUENT EVENTS

Total common shares issued for the period from April 1, 2015 through September 15, 2016 was 496,798 shares which are broken down as follows:

•	168,267 shares were issued for cash proceeds of $93,767,

•	19,495 shares were issued for the settlement of accounts payable of $19,495,

•	52,496 shares were issued for services and

•	256,540 shares were issued for the settlement of promissory notes and interest of $197,247.

On June 1, 2016 the following executive changes occurred:

•	Appointed its CFO, Rudy Chacon to Vice President, its Chairman, Kenneth Bosket to Chief Financial Officer and appointed Mike Zaman as Chairman of the Board, who also remained as the corporation’s President/ CEO and Arnulfo Saucedo-Bardan as it Chief Operations Officer.

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

Crown Equity’s office is located at 11226 Pentland Down Street, Las Vegas, NV 89141.

As of March 31, 2015, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

For the three month period ending March 31, 2015, revenues were $363 and revenues were $0 for the same period in 2014. Net loss was $244,797 for the three month periods ending March 31, 2015 and $333,905 for the three months ended March 31, 2014. Operating expenses were $229,178 for the three months ended March 31, 2015 and $339,055 for the same period in 2014. Other income and expenses for the three month periods ended March 31, 2015 were other expense of $15,982 and other expenses were $5,150 for the same period in 2014.

The Company incurred unrealized gains on its marketable securities during the three months ended March 31, 2015 of $0 compared to unrealized losses of $15,050 for the same period ending March 31, 2014.

The majority of our operating expenses in the three months ended March 31, 2015 was $187,000 in common stock issued for services. Interest expense incurred during the three period ending March 31, 2015 was $777 compared to $7,542 for the same period in 2014.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, Crown Equity had current assets of $8,177 and current liabilities of $3543,367, resulting in working capital deficit of $345,190.

Net cash used in operating activities for the three months ended March 31, 2015 was $23,256 compared to net cash used of $73,625 for the same period in 2014, a net change of $50,369.

Net cash used in investing activities for the three months ended March 31, 2015 was $0 compared to net cash used of $0 for the same period in 2014.

Net cash provided by financing activities during the three months ended March 31, 2015 was $23,064 compared to net cash provided of $79,900 in 2014, a decrease of $56,836. Cash received from borrowings on notes payable and notes payable to related parties constituted all of the funds raised in both periods presented.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of material weaknesses in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weaknesses relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO and CFO also do not possess accounting expertise and our Company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

The Company was subject to the following judgment:

Lowell Holden vs. Kenneth Bosket, Crown Equity Holdings Inc.

On March 3, 2015, Lowell Holden received a judgment for $39,965 in the Hennepin County District Court in Minneapolis, MN in reference to monies owed for prior services rendered. The judgment was settled with the plaintiff for $10,000. The Company accrued the $10,000 as settlement expense at March 31, 2015. The amount was paid subsequently in 2016.

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2014.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, Crown Equity issued 128,064 common shares for services with a total value of $220,269 as follows:

•	22,081 shares of common stock for cash of $22,081;

•	5,983 shares of common stock for debt for $11,188.

•	100,000 shares of common stock for services for $187,000.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32.1	Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2	Certification of Compliance to Sarbanes-Oxley

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______________

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

Date: September 15, 2016	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

