Form 10-Q
period 2015-06-30
Crown Equity Holdings, Inc.
filed 2016-09-19
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$1,724	$2,369
Prepayment for services - Related party	6,900	-
Total Current Assets	8,624	2,369

Property, plant and equipment, net of accumulated depreciation of $73,992 and $73,374	-	618

Total Assets	$8,624	$2,987

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$62,274	$56,622
Accounts payable to related party	5,026	5,026
Accrued expenses	210,483	155,886
Notes payable to related parties	74,348	155,885
Notes payable	47,950	47,950
Total Current Liabilities	400,081	421,369

Stockholders' Deficit
Preferred Stock, 10,000,000 shares authorized, 9,000,000 undesignated authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, 490,000,000 authorized at $0.001 par value; 10,695,033 and 10,566,969 shares issued and outstanding	10,695	10,567
Additional paid-in capital	10,079,515	9,760,054
Accumulated deficit	(10,481,667)	(10,189,003)
Total Stockholders’ Deficit	(391,457)	(418,382)
Total Liabilities and Stockholders’ Deficit	$8,624	$2,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$314	$-	$677	$-

Operating expenses	45,951	74,730	275,129	413,785

Loss from operations	(45,637)	(74,730)	(274,452)	(413,785)

Other (expense) income
Interest expense	(2,230)	(7,542)	(3,007)	(15,084)
Loss on debt conversion	-	-	(5,205)	-
Settlement expense	-	-	(10,000)	-
Other (expense) income	-	(173)	-	(2,531)
Unrealized (loss) gain on marketable securities	-	(11,550)	-	3,500
Total other expense	(2,230)	(19,265)	(18,212)	(14,115)

Net loss	$(47,867)	$(93,995)	$(292,664)	$(427,900)

Net loss per share – basic and diluted	$(0.00)	$(0.20)	$(0.03)	$(0.94)

Weighted average number of common shares outstanding - basic and diluted	10,695,033	459,596	10,649,052	453,820

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(292,664)	$(427,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	618	1,124
Common stock issued for services	187,000	266,500
Unrealized (gain) loss on marketable securities	-	(3,500)
Loss on debt conversion	5,205	-
Changes in operating assets and liabilities:
Prepayment for services - Related party	(6,900)	-
Accounts payable and accrued expenses	61,019	37,890
Net cash used in operating activities	(45,722)	(125,886)

Cash flows from financing activities
Proceeds from sale of common stock	22,081	-
Payments on related party notes payable	-	(3,500)
Borrowings on notes payable	5,983	35,700
Borrowings on related party notes payable	17,013	98,850
Net cash provided by financing activities	45,077	131,050

Net increase (decrease) in cash	(645)	5,164
Cash, beginning of period	2,369	1,088
Cash, end of period	$1,724	$6,252

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities
Common stock issued for debt and interest	$5,983	$-
Forgiveness of debt – related party	99,320	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $10,481,667 and a working capital deficit of $391,457 as of June 30, 2015. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2015 and 2014, the Company has prepayment of services to related parties of $6,900 and $0, respectively.

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of June 30, 2015 and December 31, 2014, the Company had a payable of $5,026 to Montse Zaman, director. The payable is unsecured, bears no interest and due on demand.

The Company issued 100,000 common shares for service valued at $187,000 to a related party.

As of December 31, 2014, the Company had outstanding notes payable to related parties of $155,885. During the six months ended June 30, 2015 there was a total of $17,013 related party debt borrowings, and a total of $98,550 of related party debt principal and $770 of related party accrued interest was forgiven by the note holders and accounted for as a capital transaction. As of June 30, 2015, the aggregate outstanding balance under these related party notes payable was $74,348. These notes payable are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Montse Zaman, Phoenix Consulting Services Inc., Ken Bosket, Mark Vega and Almulfo Saucedo.

NOTE 4 – NOTES PAYABLE

During the six months ended June 30, 2015, the Company borrowed $5,983 from non-related third parties. Total of $5,983 of debt principal was settled by issuing common stock with fair value of $11,888 resulting in a loss of $5,205. The notes are unsecured, due on demand. As of June 30, 2015, the aggregate unpaid principal balance under these notes was $47,950. The notes are unsecured subject to annual interest ranging from 0% to 12%, due on demand.

NOTE 5 – EQUITY

During the six months ended June 30, 2015, the Company issued:

22,081 common shares for cash at $1.00 per share for total of $22,081 cash.
100,000 common shares for services valued at $187,000.

The Company converted Chris Knudsen debt of $5,983 for 5,983 shares of common stock at a fair value of $11,188, resulting a loss on debt settlement of $5,205.

NOTE 6 – SUBSEQUENT EVENTS

Total common shares issued for the period from July 1, 2015 through September 15, 2016 was 496,798 shares which are broken down as follows:

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

Crown Equity’s office is located at 11226 Pentland Down Street, Las Vegas, NV 89141.

As of June 30, 2015, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

For the three month period ended June 30, 2015, revenues were $314 and $0 for the same period in 2014. Net losses were $47,867 for the three month period ended June 30, 2015 and $93,995 were recorded for the three months ended June 30, 2014. Operating expenses were $45,951 for the three months ended June 30, 2015 and $74,730 for the same period in 2014. Other income and expenses for the three month period ended June 30, 2015 were other expenses of $2,230 and other expenses of $19,265 for the same quarter in 2014.

The Company incurred unrealized losses on its marketable securities during the three months ended June 30, 2015 of $0 compared to unrealized losses of $11,550 for the same period ended June 30, 2014. The Company incurred unrealized losses on its marketable securities during the six months ended June 30, 2015 of $0 compared to unrealized losses of $3,500 for the same period ended June 30, 2014.

Interest for the three months ended June 30, 2015 and 2014 was $2,230 and $7,542, respectively.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

For the six month period ended June 30, 2015, revenues were $677 and $0 for the same period in 2014. Net losses were $292,664 for the six month period ended June 30, 2015 and $427,900 were recorded for the six months ended June 30, 2014. Operating expenses were $275,129 for the six months ended June 30, 2015 and $413,785 for the same period in 2014. Other income and expenses for the six month period ended June 30, 2015 were other expenses of $18,212 and other expenses of $14,115 for the same six months in 2014.

The Company incurred unrealized gains on its marketable securities during the six months ended June 30, 2015 of $0 compared to unrealized losses of $3,500 for the same period ended June 30, 2014. In addition, the Company incurred losses from equity method investments in related party of $0 in the three months ended June 30, 2015 and $11,550 in the three months ended June 30, 2014.

The majority of our operating expenses in the six months ended June 30, 2015 were $187,000 in stock issued for services. Other operating expenses have remained relatively constant for both periods presented. Interest expense incurred during the six month period ended June 30, 2015 was $3,007 compared to $15,084 for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, Crown Equity had current assets of $8,624 and current liabilities of $400,081 resulting in working capital deficit of $391,457. Stockholders' deficit as of June 30, 2015 was $391,457.

Net cash used by operating activities for the six months ended June 30, 2015 was $45,722 compared to net cash provided of $125,886 for the same period in 2014, a net change of $80,164.

Net cash used in investing activities was zero for the six months ended June 30, 2015 and 2014.

Net cash provided by financing activities during the six months ended June 30, 2015 was $45,077 compared to net cash used of $131,050 in 2014, a decrease of $85,973.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of material weaknesses in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weaknesses relate to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO and CFO also do not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

The Company was subject to the following judgment:

Lowell Holden vs. Kenneth Bosket, Crown Equity Holdings Inc.

On March 3, 2015, Lowell Holden received a judgment for $39,965 in the Hennepin County District Court in Minneapolis, MN in reference to monies owed for prior services rendered. The judgment was settled with the plaintiff for $10,000. The Company accrued the $10,000 as settlement expense at June 30, 2015. The amount was paid subsequently in 2016.

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2014.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2015, Crown Equity issued:

•	22,081 common shares for cash at $1.00 for share,

•	100,000 common shares for services valued at $187,000, and

•	5,983 common shares in settlement of debt valued at $11,188

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

CROWN EQUITY HOLDINGS INC.

Date September 15, 2016	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

