Form 10-Q
period 2015-09-30
Crown Equity Holdings, Inc.
filed 2016-09-19
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$2,150	$2,369
Prepayment for services - Related party	6,900	-
Total Current Assets	9,050	2,369

Property, plant and equipment, net of accumulated depreciation of $73,992 and $73,374	-	618

Total Assets	$9,050	$2,987

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$43,759	$56,622
Accounts payable to related party	5,026	5,026
Accrued expenses	181,603	155,886
Notes payable to related parties	34,156	155,885
Notes payable	24,500	47,950
Total Current Liabilities	289,044	421,369

Stockholders' Deficit
Preferred Stock, 10,000,000 shares authorized, 9,000,000 undesignated authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, 490,000,000 authorized at $0.001 par value; 10,837,142 and 10,566,969 shares issued and outstanding	10,822	10,567
Additional paid-in capital	10,227,530	9,760,054
Accumulated deficit	(10,508,346)	(10,189,003)
Total Stockholders’ Deficit	(279,994)	(418,382)
Total Liabilities and Stockholders’ Deficit	$9,050	$2,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$124	$-	$801	$-

Operating expenses	12,369	61,525	287,498	475,310

Loss from operations	(12,245)	(61,525)	(286,697)	(475,310)

Other (expense) income
Interest expense	(1,027)	(16,937)	(4,034)	(32,021)
Loss on debt conversion	(23,407)	(370,806)	(28,612)	(370,806)
Other (expense) income	-	230	-	(2,301)
Settlement expense	-	-	(10,000)	-
Loss on derivative	-	(36,696)	-	(36,696)
Unrealized (loss) gain on marketable securities	-	(6,500)	-	(3,000)
Total other expense	(24,434)	(430,709)	(42,646)	(444,824)

Net loss	$(36,679)	$(492,234)	$(329,343)	$(920,134)

Net loss per share – basic and diluted	$(0.00)	$(1.07)	$(0.03)	$(2.02)

Weighted average number of common shares outstanding - basic and diluted	10,706,088	459,596	10,688,273	455,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(329,343)	$(920,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	618	1,686
Common stock issued for services	194,700	266,500
Unrealized loss on marketable securities	-	3,000
Loss on derivative	-	36,696
Loss on conversion of related party debt	-	370,806
Amortization of debt discount	-	9,373
Loss on debt conversion	28,612	-
Changes in operating assets and liabilities:
Prepayment for services - related party	(6,900)	-
Accounts payable and accrued expenses	53,448	54,414
Net cash used in operating activities	(58,865)	(177,659)

Cash flows from investing activities
Advances to related parties	-	(16,140)
Net cash used in investing activities	-	(16,140)

Cash flows from financing activities
Proceeds from sale of common stock	22,081	-
Payments on related party notes payable	-	(3,500)
Borrowings on notes payable	15,983	103,100
Borrowings on related party notes payable	20,582	100,350
Net cash provided by financing activities	58,646	199,950

Net increase (decrease) in cash	(219)	6,151
Cash, beginning of period	2,369	1,088
Cash, end of period	$2,150	$7,239

Supplemental disclosure of cash flow information
Interest paid	$-	$22
Income taxes paid	-	-

Noncash investing and financing activities
Common stock issued for debt and interest	$103,523	$99,194
Common stock issued for settlement of accounts payable	19,495	-
Forgiveness of debt – related party	99,320	-
Debt discount due to derivative liability	-	40,000

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $10,518,346 and a working capital deficit of $279,994 as of September 30, 2015. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2015 and 2014, the Company has prepayment of services to related parties of $6,900 and $0, respectively

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of September 30, 2015 and December 31, 2014, the Company had a payable of $5,026 to Montse Zaman, director. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2014, the Company had outstanding notes payable to related parties of $155,885. During the nine months ended September 30, 2015, the Company borrowed an additional $20,582 under related party notes. A total of $98,550 or related party debt principal and $770 of related party accrued interest was forgiven by the note holders and accounted for as a capital transaction. $43,761 of the debt principal and $15,046 of accrued interest was settled by issuing common stock with fair value of $70,568 resulting in a loss of $11,761. As of September 30, 2015 the aggregate outstanding balance under these related party notes payable was $34,156. These notes payables are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Montse Zaman, Phoenix Consulting Services Inc. and Ken Bosket and etc.

NOTE 4 – NOTES PAYABLE

As of September 30, 2015, the aggregate unpaid principal balance under notes payable to non-related party was $24,500. During the nine months ended September 30, 2015, the Company borrowed an aggregate of $15,983 from non-related third parties. $39,433 of the debt principal and $5,283 of the accrued interest were settled by issuing common stock with fair value of $57,668 resulting in a loss of $12,952. The notes are unsecured, due on demand.

During the nine month ended September 30, 2015, the Company settled an accounts payable of $19,495 by issuing common stock with fair value of $23,394 resulting in a loss of $3,899.

NOTE 5 – EQUITY

During the nine months ended September 30, 2015, the Company issued:

22,081 common shares for cash at $1.00 per share for a total of $22,081 cash,

and 110,000 common shares for services valued at $194,700.

During the nine month ended September 30, 2015, the Company settled an accounts payable of $19,495 by issuing common stock with fair value of $23,394 resulting in a loss of $3,899.

NOTE 6 – SUBSEQUENT EVENTS

Total common shares issued for the period from October 1, 2015 through September 15, 2016 was 354,689 shares which are broken down as follows:

•	168,267 shares were issued for cash proceeds of $93,767,

•	42,496 shares were issued for services and

•	143,926 shares were issued for the settlement of promissory notes and interest of $79,707.

On June 1, 2016 the following executive changes occurred:

•	Appointed its CFO, Rudy Chacon to Vice President, its Chairman, Kenneth Bosket to Chief Financial Officer and appointed Mike Zaman as Chairman of the Board, who also remained as the corporation’s President/ CEO and Arnulfo Saucedo-Bardan as it Chief Operations Officer.

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

Crown Equity’s office is located at 11226 Pentland Down Street, Las Vegas, NV 89141.

As of September 30, 2015, Crown Equity had no employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

For the three month period ended September 30, 2015, revenues were $124 and $0 for the same period in 2014. Net loss was $36,679 for the three month period ended September 30, 2015. Operating expenses were $12,369 for the three months ended September 30, 2015 and $61,525 for the same period in 2014. Other income and expenses for the three month period ended September 30, 2015 were $24,434 and $430,709 for the same quarter in 2014.

The Company incurred unrealized losses on its marketable securities during the three months ended September 30, 2015 of $0 compared to unrealized gains of $6,500 for the same period ended September 30, 2014.

Interest for the three months ended September 30, 2015 and 2014 was $1,027 and $16,937, respectively.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

For the nine month period ended September 30, 2015, revenues were $801 and $0 for the same period in 2014. Net loss was $329,343 for the nine month period ended September 30, 2015 and net losses of $920,134 were recorded for the nine months ended September 30, 2014. Operating expenses were $287,498 for the nine months ended September 30, 2015 and $475,310 for the same period in 2014. Other income and expenses for the nine month period ended September 30, 2015 were other expenses of $42,646 and other expenses of $2,301 for the same nine months in 2014.

The Company incurred unrealized losses on its marketable securities during the nine months ended September 30, 2015 of $0 compared to unrealized gains of $3,000 for the same period ended September 30, 2014. The majority of our operating expenses in the nine months ended September 30, 2015 was $194,700 in stock issued for services. Interest expense incurred during the nine month period ended September 30, 2015 was $4,034 compared to $32,021 for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2015, Company had cash provided by financing activities of $58,646 and $199,950 for the same period in 2014.

Cash flows used in investing activities for the year ended December 31, 2015 was $0. Cash flows used in investing activities for the year ended December 31, 2014 totaled $22,640.

At September 30, 2015, Crown Equity had current assets of $9,050 and current liabilities of $289,044. Stockholders' deficit as of September 30, 2015 was $279,994.

Net cash used in operating activities for the nine months ended September 30, 2015 was $58,865 compared to net cash used of $177,659 for the same period in 2014, a net change of $154,403.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

The Company was subject to the following judgment:

Lowell Holden vs. Kenneth Bosket, Crown Equity Holdings Inc.

On March 3, 2015, Lowell Holden received a judgment for $39,965 in the Hennepin County District Court in Minneapolis, MN in reference to monies owed for prior services rendered. The judgment was settled with the plaintiff for $10,000. The Company accrued the $10,000 as settlement expense at September 30, 2015. The amount was paid subsequently in 2016.

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2014.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2015, Crown Equity issued:

•	22,081 common shares for cash of $22,081;

•	110,000 common shares for services valued at $194,700

•	118,597 common shares valued at $128,236 for debt and accrued interest of $103,523

•	19,495 common shares valued at $23,394 for settlement of account payable of $19,495

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS.

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

