Form 10-K
period 2015-12-31
Crown Equity Holdings, Inc.
filed 2016-09-19
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☒

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2015 was 371,653. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $286,173 as of June 30, 2015. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of September 15, 2016 was 11,191,831.

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

In December, 2010, the Company formed two wholly owned subsidiaries Crown Tele Services Inc. and CRWE Direct Inc. Crown Tele Services Inc. was formed to provide voice over internet services to clients at a competitive price, CRWE Direct Inc. was formed to provide direct sales to customers. Both entities had minimum sales during the year.

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

The Company's office is located at 11226 Pentland Downs Street, Las Vegas NV 89141.

As of December 31, 2015, the Company had no employees and utilized the services of 5+ independent contractors, Derrick Bosket, Mark Vegas, Emedia Village, John Scrudato and Arnulfo Saucedo-Bardan during the year. Kenneth Bosket and Montse Zaman, officers of the Company received no remuneration for services for the majority of the year.

Item 2: Properties

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

Item 3: Legal Proceedings

The Company was subject to the following judgment:

Lowell Holden vs. Kenneth Bosket, Crown Equity Holdings Inc.

On March 3, 2015, Lowell Holden received a judgment for $39,965 in the Hennepin County District Court in Minneapolis, MN in reference to monies owed for prior services rendered. The company settled the judgment with a one-time cash payment of $10,000 during the first quarter of 2016. The Company accrued $10,000 payable as of December 31, 2015.

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CRWE" and CUSIP #22834M107. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2015, the Company had 10,904,564 shares of its common stock issued and outstanding of which 10,496,152 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2015 and 2014.

Period	High Bid	Low Bid
1st Qtr. 2015	2.46	1.48
2nd Qtr. 2015	1.87	0.75
3rd. Qtr. 2015	1.20	0.62
4th Qtr. 2015	1.25	0.65
1st Qtr. 2014	38.00	9.80
2nd Qtr. 2014	20.00	2.00
3rd. Qtr. 2014	2.00	0.80
4th Qtr. 2014	2.99	0.95

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2015, the Company estimates there are approximately 85 "holders of record" of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 490,000,000 shares of common stock, par value $.001 and 10,000,000 shares of preferred stock, par value $.001, none of which are issued and outstanding.

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2015 and 2014 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock and from a license fee. The Company's balance sheet as of December 31, 2015 reflects expanded assets and reduced liabilities from the previous year due to equity method investments received from related party and conversion of notes payable to common shares. The revenue transaction has had a positive impact on the Company's liquidity; however, it may not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2015, the Company has $35,174 of notes payable used for providing working capital to the company.

At December 31, 2015, the Company had negative working capital of $215,319 which consisted of current assets of $2,448 and current liabilities of $217,767. The current liabilities of the Company at December 31, 2015 are composed primarily of accounts payable and accrued expenses of $177,567, accounts payable to related party of $5,026 and, short-term debt of $11,500 and short-term debt due to related parties of $23,674.

Cash flows used in operating activities during the year ending December 31, 2015 was 67,906 compared to cash flow used of $212,629 for the same period in 2014. This represents a decrease of $144,723.

Cash flows used in investing activities for the year ended December 31, 2015 was $0. Cash flows used in investing activities for the year ended December 31, 2014 totaled $22,640.

Cash flows provided by financing activities was $67,985 for the year ending December 31, 2015 compared to $236,550 for the same period in 2014. The financing activities in 2015 consisted of loan proceeds and payments and the sale of common stock.

As of December 31, 2015, the Company had total assets of $2,448 and total liabilities of $217,767. Stockholders' deficit as of December 31, 2015 was $215,319 compared to a deficit of $418,382 at December 31, 2014. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

REVENUES

Sales for the year ended December 31, 2015 were $1,916 compared to $183 for the year ended December 31, 2014, an increase of $1,733. This reflects increased revenue from our services and product with non-related party customers.

OPERATING EXPENSES

During the year ended December 31, 2015, we incurred $311,669 in operating expenses, compared to $534,085 in the same period ended December 31, 2014, a decrease of $222,416.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2015, we incurred a net other expenses of $63,358 compared to net other expenses of $595,809 in the same period ended December 31, 2014 an decrease of $532,451.

NET INCOME

The Company had a net loss for the year ended December 31, 2015 of $373,111 compared to a net loss of $1,129,711 for the year ended December 31, 2014. This decrease in net loss of $756,600 was described above.

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

The material weaknesses relate to the following:

-	Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Officers. Our Officers do not possess accounting expertise and our company does not have an audit committee.

-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Officers and the work is not reviewed by anyone.

-	Lack of expertise in accounting for and valuation of equity and marketable securities transactions.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015.

Item 9b: Other Information

None

Part III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Steven Onoue	58	Director since 07/2002

Kenneth Bosket	63	Director since 06/2008; appointed to COO on 7/10/2015

Montse Zaman	41	Secretary, Treasurer Director since 02/2008

Rudy Chacon	57	Director since 01/2016

Arnulfo Saucedo Bardan	44	Director from 02/2008 thru 01/2013 and since 11/2013

Mike Zaman	59	Director since 11/2013

There are no family relationship between or among any Officer and Director except that Arnulfo Saucedo-Bardan and Montse Zaman are brother and sister and Mike Zaman and Montse Zaman are husband and wife.

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

JOHN SCRUDATO - John Scrudato CPA is a CFO and Director. In his capacity over the last twenty five years as managing partner of both, Scrudato & Co., CPA's, and John Scrudato CPA., has administered and supervised the Company's audit, accounting, and tax clients, provided CFO services for individual clients, as well as Edgar financial oversight, and is an invaluable resource for all public accounting issues. This accounting professional is a registered agent with the PCAOB and audits publicly traded companies through their oversight policies. Mr Scrudato resigned as director and officer in January of 2016.

MARK VEGA - Mark Vega is a director. He brings years of corporate planning and technical (IT) management experience to the company. Mark has been over the IT department of Crown Equity Holdings Inc., for over 7 years. His responsibilities include overall technical strategy in addition to managing advanced development groups. Mr. Vega attended California State University, studying Computer Science, Chemistry and Music. He was appointed as the Company's Chief Technology Officer in October of 2013. Mr. Vega resigned as director and officer in February of 2015.

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

RUDY CHACON – Rudy Chacon is a director, as well as Vice President. He has a background in accounting and has represented various companies in court before the IRS and California State Tax Board. As an entrepreneur, Mr. Chacon owned the Taj Mahal of Beverly Hills restaurant, in California. Rudy joined the Crown Equity Holdings Inc team in January of 2016.

HAROLD GEWERTER has been in private practice of law since 1979. Mr. Gewerter has lectured for various bar associations and other associations in Nevada, Hawaii, California, Washington, Alaska, and Ohio in the areas of Taxation, Securities Law, Real Estate and Estate planning. Mr. Gewerter is a member of the Nevada State Bar and is also admitted to practice before the United States Supreme Court, the United States District Court for the District of Nevada, the Ninth Circuit Court of Appeals, the United States Tax Court and the United States Court of Claims. Mr. Gewerter is a graduate of the University of Southern California where he received his Bachelor of Arts and Master of Science. He received his Juris Doctor from Southwestern University School of Law. Mr. Gewerter resigned as director and chairman of the board in February of 2016.

BRETT MATUS Brett brings over 22 years in managing properties. He received his property Management Diploma from George Brown College in Canada. Mr. Matus resigned as director in May of 2015.

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

Item 11: Executive Compensation

During the fiscal year ended December 31, 2013, Mr. Bosket and Ms. Zaman had agreed in 2012 to terminate their employment with the Company while continuing to serve as officers and directors without compensation. This decision was necessitated due to the dramatic decrease in the Company's revenues and its inability to continue paying them as employees. In July of 2013, an attempt to re-establish Mr. Bosket and Ms. Zaman as employees was initiated, but once again became short termed because of the decreased revenues and therefore continued the year beginning in August for Montse and Mid October for Kenneth without compensation once again. As for the added directors and officers during the fourth quarter, Mr. Arnulfo Saucedo-Bardan, Mike Zaman and Mr. Mark Vega, also made the decision to serve as officers and directors without compensation upon appointment. During fiscal 2013 the Company paid its officers and directors an aggregate of $38,500. During fiscal 2014 the Company paid its officers and directors an aggregate of $59, 225. During fiscal 2015 the Company paid its officers and directors (Kenneth Bosket, Mark Vega and John Scrudato) an aggregate of $8,000. The remaining directors made the decision to serve as officers and/or directors without compensation upon appointment. In 2016, the company added board member Rudy Chacon who made the decision to serve as officers and directors without compensation upon appointment.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

		Annual compensation			Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation

Kenneth Bosket,	2015	2,000	-	-	-	-	-	-	2,000
CEO,	2014	12,000	-	-	-	-	-	-	12,000
Director	2013	8,000	-	-	-	-	-	-	8,000

Arnulfo Saucedo-Bardan,	2015	-	-	-	-	-	-	-	-
COO,	2014	4,800	-	-	-	-	-	-	4,800
Director	2013	-	-	-	-	-	-	-	-

Montse Zaman,	2015	-	-	-	-	-	-	-	-
Secretary, Treasurer,	2014	22,000	-	-	-	-	-	-	22,000
Director	2013	3,000	-	-	-	-	-	-	3,000

Mark Vega,	2015	2,000	-	-	-	-	-	-	2,000
Former Director	2014	11,425	-	-	-	-	-	-	11,425
	2013	7,500	-	-	-	-	-	-	7,500

John Scrudato,	2015	4,000	-	-	-	-	-	-	4,000
CFO, Former Director	2014	9,000	-	-	-	-	-	-	9,000
	2013	2,000	-	-	-	-	-	-	2,000

Rudy Chacon	2015	-	-	-	-	-	-	-	-
Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Steve Onoue	2015	-	-	-	-	-	-	-	-
Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Mike Zaman	2015	-	-	-	-	-	-	-	-
Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Harold Gewerter	2015	-	-	-	-	-	-	-	-
Former Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Brett Mattus	2015	-	-	-	-	-	-	-	-
Former Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Lowell Holden	2015	-	-	-	-	-	-	-	-
Former Director	2014	-	-	-	-	-	-	-	-
	2013	18,000	-	-	-	-	-	-	18,000

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2015, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports

Steven Onoue	Director	Yes

Arnulfo Saucedo-Bardan	Director	Yes

Kenneth Bosket	Officer, Director	Yes

Montse Zaman	Officer, Director	Yes

Crown Marketing	Shareholder	Yes

Item 12: Security Ownership of Certain Beneficial Owners and Management

There were 10,904,564 shares of the Company' common stock issued and outstanding on December 31, 2015. There are 10,000,000 shares of preferred stock, par value $.001, authorized with none outstanding. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	1,318	0%
11226 Pentland Downs Street
Las Vegas, NV 89141

Montse Zaman (1)	99,378	0.01%
11226 Pentland Downs Street
Las Vegas, NV 89141

Crown Marketing Corporation	10,220,398	0.94%
Mina #222 Sur,
Gomez Palacio, Durango Mexico CP 35000

Ken Bosket (1)	21,022	0%
1453 Flintrock Road
Henderson, Nevada 89014

Mike Zaman (1)	7,476	0%
11226 Pentland Downs Street
Las Vegas, NV 89141

Arnulfo Saucedo Bardan (1)	1,611	0%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

All directors and officers as a group	10,354,452	0.95%

___________________

(1)	Denotes officer or director.

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

As of December 31, 2015 and 2014, the Company had a payable of $5,026 to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2015 and 2014, the aggregate outstanding balance of notes payable to related parties was $23,674 and $155,885, respectively consisting of loans described below.

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

During 2014, Arnulfo Saucedo-Bardan, a Director of the Company, made multiple advances due from the Company of $50,100. During 2015, Arnulfo Saucedo-Bardan, made additional advances due from the Company of $14,421. The debt is unsecured, carries 12% interest rate and is due on demand. Mr. Saucedo-Bardan cancelled the $64,521 debt and interest of $770 during 2015 which was recognized as a capital transaction.

During 2014, Mark Vega, a Director of the Company, made multiple advances due from the Company of $21,300. The debt is unsecured, carries 12% interest rate and is due on demand. Mr. Vega cancelled the $21,300 debt during 2015 which was recognized as a capital transaction.

On October 18, 2013 the Company borrowed an additional $8,550 from Ken Bosket our CEO. This is a demand note is unsecured and contains a zero percent stated interest rate. The total due to Ken Bosket at December 31, 2014 was $25,550. Mr. Bosket cancelled $8,550 of the total debt during 2015 which was recognized as a capital transaction. During 2015, the Company repaid the $17,000 balance of the debt and interest of $2,607 through the issuance of 19,607 common shares resulting in a loss of $3,921.

During 2014, a related party of the Company, made advances due from the Company of $4,000. The debt is unsecured, carries 12% interest rate and is due on demand.

During 2014, Montse Zaman, a Director of the Company, made multiple advances and received payments for a net amount advanced to the Company of $16,900. The debt is unsecured, carries zero interest and is due on demand. The total outstanding balance under these advances was $36,910 at December 31, 2014. Ms. Zaman cancelled $17,000 of the $36,910 debt during 2015 which was recognized as a capital transaction. During 2015, Montse, made additional aggregate advances to the Company that totaled $8,270, for an outstanding balance of $28,180, of which the Company repaid $8,736 and interest of $685 in 2015 through the issuance of 9,421 common shares resulting in a loss of $1,884. The total outstanding balance under these advances was $$19,444 at December 31, 2015.

As of December 31, 2014, the Company had $17,025 due to Phoenix Consulting Services, a company controlled by Montse Zaman, as three year unsecured notes due on November 19, 2012, with interest accruing at 12% per annum. As of December 31, 2014, the notes were in default and accrue interest at the rate of 18% per annum. During 2015 the Company repaid the $17,025 note and interest of 11,381 through the issuance of 28,406 common shares resulting in a loss of $5,681.

During 2015, the company made additional borrowings of $230 under a related party note and $1,000 of related party loans and interest of $373 was converted to 1,373 common shares resulting in a loss of $275.

During 2014, the Company loaned $14,700 to iB2B Global, Inc. (f.k.a EQCO2, Inc.). The Company wrote off the loan as it was deemed not collectable as of December 31, 2014. During 2013, the Company loaned $1,500 to Cleantech Transit. The loan is unsecured, bears no interest and is due on demand. The Company wrote off the loan as it was deemed not collectable as of December 31, 2014.

In July 2013 the Company entered into a management consultant contract with Cleantech Transit, Inc., a related party, for consulting services through June 30, 2014. There were no cash receipts and there was no revenue recognized under this agreement during the years ended December 31, 2015 and 2014.

As of December 31, 2015 and December 31, 2014, the Company held an aggregate of 7,000,000 common shares of American Video Teleconferencing, Inc. American Video Teleconferencing, Inc. became a related party in 2014 due to common officers and Directors. The investment was fully impaired during 2014.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2015	2014
Audit fees	$25,000	35,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

___________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on September 15, 2016

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 15, 2016.

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Steven Onoue	Director
Steven Onoue

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Kenneth Bosket	Director, Chief Financial Officer (Principal
Kenneth Bosket	Financial Officer), Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crown Equity Holdings, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Crown Equity Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 15, 2016

CROWN EQUITY HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2015 and 2014

	December 31,	December 31,
ASSETS	2015	2014
Current Assets
Cash	$2,448	$2,369
Total Current Assets	2,448	2,369

Property, Plant and Equipment, net of accumulated depreciation of $73,992 and $73,374	-	618

TOTAL ASSETS	$2,448	$2,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$187,567	$212,508
Accrued Expenses to Related Parties	5,026	5,026
Notes Payable	11,500	47,950
Notes Payable to Related Parties	23,674	155,885
Total Current Liabilities	227,767	421,369

Stockholders' Deficit
Preferred Stock, 10,000,000 shares authorized, 9,000,000 undesignated authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, 490,000,000 authorized at $0.001 par value; shares issued and outstanding 10,904,564 and 10,566,969	10,905	10,567
Additional Paid-In Capital	10,335,890	9,760,054
Accumulated Deficit	(10,572,114)	(10,189,003)
Total Stockholders' Deficit	(225,319)	(418,382)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,448	$2,987

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
Consolidated Statement of Operations

	Year ended December 31,
	2015	2014

REVENUES	$1,916	$183

OPERATING EXPENSES
Depreciation	618	2,248
General and Administrative	321,051	531,837
TOTAL OPERATING EXPENSES	321,669	534,085

NET OPERATING LOSS	(319,753)	(533,902)

OTHER INCOME (EXPENSE)
Loss on Impairment of Marketable securities	-	(77,600)
Loss on Derivatives	-	(32,124)
Loss on Debt Extinguishment	(58,612)	(406,690)
Other Expense	-	(5,590)
Unrealized Loss on Marketable Securities	-	(2,900)
Interest Expense	(4,746)	(70,905)
TOTAL OTHER INCOME (EXPENSE)	(63,358)	(595,809)

NET LOSS BEFORE INCOME TAXES	(383,111)	(1,129,711)

Provision for Income Tax Expense	-	-

NET LOSS	$(383,111)	$(1,129,711)

EARNINGS PER SHARE
Weighted Average Number of Common Shares Outstanding, basic and diluted	10,716,486	3,188,766
Net Loss per Common Share, basic and diluted	$(0.03)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	-	-	439,469	439	8,818,705	(9,059,292)	(240,148)

Common stock issued for services	-	-	20,500	21	266,479	-	266,500
Common stock issued for cash	-	-	21,000	21	20,979	-	21,000
Common stock issued for debt and interest	-	-	86,000	86	121,767	-	121,853
Preferred stock issued for debt and interest	100,000	100	-	-	469,900	-	470,000
Preferred stock converted to common stock	(100,000)	(100)	10,000,000	10,000	(9,900)	-	-
Resolution of derivative liabilities	-	-	-	-	72,124	-	72,124
Net Loss						(1,129,711)	(1,129,711)

Balance, December 31, 2014	-	$-	10,566,969	$10,567	$9,760,054	$(10,189,003)	$(418,382)

Issuance of common stock for services	-	-	152,496	152	240,170	-	240,322
Conversion of accounts payable to common stock	-	-	19,495	20	23,374	-	23,394
Sale of common stock for cash	-	-	22,081	22	22,059	-	22,081
Conversion of debt to common stock	-	-	143,523	144	178,092	-	178,236
Forgiveness of related party debt	-	-	-	-	112,141	-	112,141
Net Loss	-	-	-	-	-	(383,111)	(383,111)

Balance, December 31, 2015	-	$-	10,904,564	$10,905	$10,335,890	(10,572,114)	(225,319)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(383,111)	$(1,129,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	618	2,248
Common Stock Issued for Services	240,322	266,500
Unrealized Loss on Marketable Securities	-	2,900
Loss on Marketable Securities	-	77,600
Loss on Derivative Liabilities	-	32,124
Amortization of Debt Discounts	-	40,000
Loss (Gain) on Debt Extinguishment	58,612	406,690
Loss on Write Off of Related Party Loans	-	24,140
Changes in operating assets and liabilities.
Accounts Payable and Accrued Expenses	15,653	64,880
Net Cash Used in Operating Activities	(67,906)	(212,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to Related Parties	-	(14,700)
Loans to Third Parties	-	(7,940)
Net Cash Used in Investing Activities	-	(22,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Stock	22,081	21,000
Proceeds from Notes Payable	22,983	114,700
Proceeds from Notes Payable - Related Party	22,921	104,350
Payments on Related Party Notes Payable	-	(3,500)
Net Cash Provided by Financing Activities	67,985	236,550

NET INCREASE IN CASH AND CASH EQUIVALENTS	79	1,281
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,369	1,088
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,448	$2,369

SUPPLEMENTAL DISCLOSURE:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$123,523	$85,969
Issuance of common stock for accounts payable conversions	19,495	-
Preferred stock issued for debt and interest	-	99,194
Debt discount due to derivative	-	40,000
Preferred stock converted to common stock	-	10,000
Forgiveness of debt – related party	112,141	-
Resolution of derivative liabilities	-	72,124

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. ("Crown Equity" or the "Company") was incorporated in August 1995 in Nevada. The Company offers through its digital network of websites, advertising branding, marketing solutions and other services to boost customer awareness, as well as merchant visibility as a worldwide online multi-media publisher. The Company focuses on the distribution of information for the purpose of bringing together its audience with the advertisers that want to reach them. Its advertising services cover and connect a range of marketing specialties, as well as provide search engine optimization for clients interested in online media awareness. Crown Equity Holdings' objective is making its endeavor known as CRWE WORLD into a global online news and information source, as well as a global one stop shop for various distinct products and services. The Company also offers services to companies seeking to become public entities in the United States, as well as providing various consulting services to companies and individuals dealing with corporate structure and operations globally.

In 2010, the Company formed two subsidiaries Crown Tele Services, Inc. and CRWE Direct, Inc. Crown Tele Services Inc. will provide voice over IP messaging at a competitive price to other competitors and CRWE Direct will provide its client with direct sales of products.

In 2011, the Company formed a wholly owned subsidiary CRWE Real Estate Inc. CRWE Real Estate Inc. will hold real estate.

Principles of Consolidation

The consolidated financial statements include the financial information of Crown Equity Holdings and its wholly owned subsidiaries, Crown Tele Services Inc., CRWE Direct Inc. and CRWE Real Estate, Inc. All significant inter-company accounts and transactions have been eliminated.

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

The Company recognizes its revenue from the display of impression and click based ads, as well as from its publishing distribution service and domain name registration products and recognizes revenue when the service is provided.

Services are normally completed as described on the sales invoice issued for the service provided. In most cases the services is a one-time completion and recognized when the service is completed.

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There was no allowance for doubtful accounts as of December 31, 2015 and 2014.

During 2014, the Company loaned $7,940 to a third party service provider. This loan and $16,200 of loans to related parties (see Note 5) were written-off during 2014 as they were deemed uncollectible. This resulted in a total loss of $24,140 in 2014.

Concentrations

In 2015, 52%, 45% and 3% of the Company’s total revenue was generated from the display of impression and click based ads, as well as from its publishing distribution service and domain name registration product, respectively. During 2014, 100% of total revenue was generated from a single customer.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2015 and 2014: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

During 2012, the Company's ownership percentage in Cleantech Transit, Inc., a related party due to common officers and directors, increased to more than 20% and the Company began accounting for this investment under the equity method. The Company's ownership percentage in Cleantech Transit, Inc. was 42% as of December 31, 2015 and 2014. Cleantech has had no revenues since inception. As of December 31, 2015 and 2014, the carrying value of the equity method investment held in related party was zero.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years. Depreciation expense during the years ended December 31, 2015 and 2014 totaled $618 and $2,248, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2015 or 2014.

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

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2015 and 2014.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Crown Equity has historically suffered losses from operations and had a working capital deficit of $215,319 as of December 31, 2015. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Crown Equity has classified these marketable securities at level 1 with a fair value of $0 as of December 31, 2015 and December 31, 2014, respectively.

The Company has fully impaired the marketable securities as of December 31, 2014 due to the investments' lack of an active trading market and decline in fair value which was considered other than temporary. This resulted in an impairment loss of $77,600 during 2014. Unrealized losses on marketable securities totaled $2,900 during 2014. The Company does not have such activities during 2015.

NOTE 4 – NOTES PAYABLE

During 2014 the Company borrowed an aggregate $114,700 under the following third party transactions:

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

The conversion of non-related party notes payable in 2014 resulted in a loss on extinguishment of debt of $35,884.

During 2015 the Company borrowed an aggregate $22,983 under the following third party transactions:

•	A demand, unsecured, 12% interest bearing note for $1,000 from a non-related party.

•	A demand, unsecured, 12% interest bearing note for $983 from a non-related party.

•	A demand, unsecured, 12% interest bearing note for $20,000 from a non-related party.

•	A demand, unsecured, 12% interest bearing note for $1,000 from a non-related party.

During 2015, third party debt of $59,433 was settled through the issuance of common stock resulting in loss of $42,952.

As of December 31, 2015 and 2014, the aggregate outstanding principal on third party notes payable was $11,500 and $47,950, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of December 31, 2015 and 2014, the Company had a payable of $5,026 to Montse Zaman, director. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2015 and 2014, the aggregate outstanding balance of notes payable to related parties was $23,674 and $155,885, respectively consisting of loans described below.

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

During 2014, Arnulfo Saucedo-Bardan, a Director of the Company, made multiple advances due from the Company of $50,100. During 2015, Arnulfo Saucedo-Bardan, made additional advances due from the Company of $14,421. The debt is unsecured, carries 12% interest rate and is due on demand. Mr. Saucedo-Bardan cancelled the $64,521 debt and interest of $770 during 2015 which was recognized as a capital transaction.

During 2014, Mark Vega, a Director of the Company, made multiple advances due from the Company of $21,300. The debt is unsecured, carries 12% interest rate and is due on demand. Mr. Vega cancelled the $21,300 debt during 2015 which was recognized as a capital transaction.

On October 18, 2013 the Company borrowed an additional $8,550 from Ken Bosket our CEO. This is a demand note is unsecured and contains a zero percent stated interest rate. The total due to Ken Bosket at December 31, 2014 was $25,550. Mr. Bosket cancelled $8,550 of the total debt during 2015 which was recognized as a capital transaction. During 2015, the Company repaid the $17,000 balance of the debt and interest of $2,607 through the issuance of 19,607 common shares resulting in a loss of $3,921.

During 2014, a related party of the Company, made advances due from the Company of $4,000 and still outstanding as of December 31, 2014 and 2015. The debt is unsecured, carries 12% interest rate and is due on demand.

During 2014, Montse Zaman, a Director of the Company, made multiple advances and received payments for a net amount advanced to the Company of $16,900. The debt is unsecured, carries zero interest and is due on demand. The total outstanding balance under these advances was $36,910 at December 31, 2014. Ms. Zaman cancelled $17,000 of the $36,910 debt during 2015 which was recognized as a capital transaction. During 2015, Montse, made additional aggregate advances to the Company that totaled $8,270, for an outstanding balance of $28,180, of which the Company repaid $8,736 and interest of $685 in 2015 through the issuance of 9,421 common shares resulting in a loss of $1,884. The total outstanding balance under these advances was $19,444 at December 31, 2015.

As of December 31, 2014, the Company had $17,025 due to Phoenix Consulting Services, a company controlled by Montse Zaman, as three year unsecured notes due on November 19, 2012, with interest accruing at 12% per annum. As of December 31, 2014, the notes were in default and accrue interest at the rate of 18% per annum. During 2015 the Company repaid the $17,025 note and interest of 11,381 through the issuance of 28,406 common shares resulting in a loss of $5,681.

During 2015, the Company made additional borrowings of $230 under a related party note and $1,000 of related party loans and interest of $373 was converted to 1,373 common shares resulting in a loss of $275.

During 2014, the Company loaned $14,700 to iB2B Global, Inc. (f.k.a EQCO2, Inc.). The Company wrote off the loan as it was deemed not collectable as of December 31, 2014. During 2013, the Company loaned $1,500 to Cleantech Transit. The loan is unsecured, bears no interest and is due on demand. The Company wrote off the loan as it was deemed not collectable as of December 31, 2014.

In July 2013 the Company entered into a management consultant contract with Cleantech Transit, Inc., a related party, for consulting services through June 30, 2014. There were no cash receipts and there was no revenue recognized under this agreement during the years ended December 31, 2015 and 2014.

As of December 31, 2015 and December 31, 2014, the Company held an aggregate of 7,000,000 common shares of American Video Teleconferencing, Inc. American Video Teleconferencing, Inc. became a related party in 2014 due to common officers and Directors. The investment was fully impaired during 2014.

NOTE 6 – STOCKHOLDERS' EQUITY

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

During 2015, the Company issued:

•	22,081 common shares issued for cash proceeds of $22,081,

•	152,496 common shares issued for services with a value of $240,322,

•	143,523 shares issued with fair value of $178,236 for the settlement of $123,523 in debt and interest resulting in a loss of $54,713,

•	and 19,495 shares issued with fair value of $23,394 for the settlement of $19,495 in accounts payable resulting in a loss of $3,899.

During 2014, the Company issued:

•	20,500 common shares for services with a value of $266,500,

•	21,000 common shares for cash of $21,000,

•	86,000 common shares for the conversion of notes payable and interest valued at $121,853,

•	and 10,000,000 common shares for the conversion of 100,000 preferred shares.

NOTE 7 – DERIVATIVE LIABILITY

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

For the year ending December 31, 2015, there is no derivative liability.

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

NOTE 8 – INCOME TAXES

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

The Company did not have taxable income during 2015 or 2014.

The Company's deferred tax assets consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Net operating loss	$530,300	$510,000
Valuation allowance	(530,300)	(510,000)
Net deferred tax asset	$-	$-

As of December 31, 2015, the Company's accumulated net operating loss carry forward was approximately $1,527,000 and will begin to expire in the year 2032. Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since 2013 are still open.

NOTE 9 - SUBSEQUENT EVENTS

Total common shares issued for the period from January 1, 2016 through September 15, 2016 was 287,267 shares which are broken down as follows:

•	168,267 shares were issued for cash proceeds of $93,767 and

•	119,000 shares were issued for the settlement of promissory notes and interest of $59,707.

On June 1, 2016 the following executive changes occurred:

•	Appointed its CFO, Rudy Chacon to Vice President, its Chairman, Kenneth Bosket to Chief Financial Officer and appointed Mike Zaman as Chairman of the Board, who also remained as the corporation’s President/ CEO and Arnulfo Saucedo-Bardan as it Chief Operations Officer.

•	During January, 2016, John Scrudato resigned as a director and officer and Rudy Chacon appointed as director and officer..

•	During February, 2016, Harold Gewerter resigned as director/chairman and Mark Vegas resigned as director and officer.

•	During May, 2016, Brett Matus resigned as a director.

