Form 10-Q
period 2016-03-31
Crown Equity Holdings, Inc.
filed 2016-11-21
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of November 17, 2016, there were 11,195,831 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash	$81,658	$2,448
Total Current Assets	81,658	2,448

Total Assets	$81,658	$2,448

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$182,497	$187,567
Accounts payable to related parties	5,026	5,026
Notes payable	10,500	11,500
Notes payable to related parties	21,444	23,674
Total Current Liabilities	219,467	227,767

Stockholders' Deficit
Preferred Stock, 10,000,000 shares authorized, 9,000,000 undesignated authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, 490,000,000 authorized at $0.001 par value; 11,164,564 and 10,904,564 shares issued and outstanding	11,165	10,905
Additional paid-in capital	10,512,630	10,335,890
Accumulated deficit	(10,661,604)	(10,572,114)
Total Stockholders’ Deficit	(137,809)	(225,319)
Total Liabilities and Stockholders’ Deficit	$81,658	$2,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$934	$363

Operating expenses
Depreciation	-	618
General and Administrative	42,194	228,560
Total Operating Expenses	42,194	229,178

Net Operating Loss	(41,260)	(228,815)

Other (expense) income
Interest expense	(45,230)	(777)
Loss on debt settlement	(3,000)	(5,205)
Settlement expense	-	(10,000)
Total other expense	(48,230)	(15,982)

Net loss	$(89,490)	$(244,797)

Net loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	10,975,927	10,602,560

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(89,490)	$(244,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	618
Common stock issued for services	-	187,000
Loss on debt settlement	3,000	5,205
Amortization of debt discount	44,000	-
Changes in operating assets and liabilities:
Prepayment for services - Related party	-	(6,000)
Accounts payable and accrued expenses	(5,070)	34,718
Net cash used in operating activities	(47,560)	(23,256)

Cash flows from financing activities
Proceeds from sale of common stock	72,000	22,081
Payments on related party notes payable	(2,230)	-
Borrowings on third-party notes payable	-	983
Borrowings on third-party convertible notes payable	17,000
Borrowings on related party convertible notes payable	40,000	-
Net cash provided by financing activities	126,770	23,064

Net increase (decrease) in cash	79,210	(192)
Cash, beginning of period	2,448	2,369
Cash, end of period	$81,658	$2,177

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities
Common stock issued for settlement of debt and interest	$1,000	$5,983
Forgiveness of debt – related party	-	97,720
Common stock issued for conversion of debt and interest	57,000	-
Beneficial conversion feature discount on convertible notes	44,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2015 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2015 as reported on Form 10-K, have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $10,661,604 and a working capital deficit of $137,809 as of March 31, 2016. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

As of March 31, 2016 and December 31, 2015, the Company had a payable of $5,026 to Montse Zaman, director. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2015, the Company had outstanding notes payable to related parties of $23,674. During the three months ended March 31, 2016 the Company issued a convertible note of $40,000 with conversion price at $0.50, and repaid $2,230 under other related party notes. The $40,000 convertible note has been converted to 80,000 shares of common stock according to the term of the note agreement at $0.5 per share. As of March 31, 2016 the aggregate outstanding balance under these related party notes payable was $21,444. These notes payables are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Mike Zaman, Montse Zaman and etc.

The Company evaluated embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" and determine the embedded conversion feature(s) should not be bifurcated from the host instrument and not accounted for as a derivative. The Company further evaluated the instrument under ASC 470-20 "Debt with Conversion and Other Options" and determine the conversion option is a beneficial conversion feature (BCF). The intrinsic value of the BCF is determined to be $36,000, and is recognized as debt discount against additional paid in capital. Since the note is converted during the quarter ended March 31, 2016, the intrinsic value of the BCF is fully recognized as amortization of debt discount during the quarter ended March 31, 2016.

During the three months ended March 31, 2016, the Company paid an aggregate of $2,504 of expenses on behalf of two related entities with common officers and directors. The Company holds investments in these entities.

NOTE 4 – NOTES PAYABLE

As of March 31, 2016 and December 31, 2015, the aggregate unpaid principal balance under notes payable was $10,500 and $11,500 respectively. During the three months ended March 31, 2016, the Company has a total additional borrowing of $17,000 convertible note from third parties. The notes payable are convertible into common stock at $0.50 per share. The $17,000 of convertible notes was fully converted into 34,000 shares of common stock during the period. $1,000 of non-convertible note was settled by issuing 2,000 shares of common stock at fair value of $4,000, resulted in a $3,000 loss on settlement of debt. At March 31, 2016, the total outstanding short-term notes payable due to non-related third parties was $10,500. The notes were unsecured subject to annual interest ranging from 0% to 12%, due on demand.

The Company evaluated embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" and determine the embedded conversion feature(s) should not be bifurcated from the host instrument and not accounted for as a derivative. The Company further evaluated the instrument under ASC 470-20 "Debt with Conversion and Other Options" and determine the conversion option is a beneficial conversion feature (BCF). The intrinsic value of the BCF is determined to be $8,000, and is recognized as debt discount against additional paid in capital. Since the note is converted during the quarter ended March 31, 2016, the intrinsic value of the BCF is fully recognized as amortization of debt discount during the quarter ended March 31, 2016.

NOTE 5 – EQUITY

During the three months ended March 31, 2016, the Company issued the following shares of common stock:

•	144,000 shares for total $72,000 cash

•	2,000 shares were issued to settle $1,000 in debt. Such stock was valued at $4,000 at the date of issue and $3,000 was recognized as loss on settlement of debt.

•	114,000 shares of common stock were issued for debt conversion at $0.5 per share.

NOTE 6 - SUBSEQUENT EVENTS

Total common shares issued for the period from April 1, 2016 through November 21, 2016 was 31,267 shares which are broken down as follows:

•	3,000 shares for settlement of debt and interest of $1,707. The fair value of shares issued is $18,150, resulting in a loss of $16,443.

•	28,267 shares issued for cash of $25,767.

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

Crown Equity’s office is located at 11226 Pentland Down Street, Las Vegas, NV 89141.

As of March 31, 2016, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

For the three month period ending March 31, 2016, revenues were $934 and revenues were $363 for the same period in 2015. Net loss was $89,490 for the three month periods ending March 31, 2016 and $244,797 for the three months ended March 31, 2015. Operating expenses were $42,194 for the three months ended March 31, 2016 and $229,178 for the same period in 2015. Other income and expenses for the three month periods ended March 31, 2016 were other expense of $48,230 and other expenses were $15,982 for the same period in 2015.

Interest expense incurred during the three period ending March 31, 2016 was $45,230 compared to $777 for the same period in 2015.

Crown Equity will attempt to carry out its business plan as discussed above; however, it cannot predict to what extent its capital resources could hinder its business plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, Crown Equity had total current assets of $81,658 and current liabilities of $219,467, resulting in working capital deficit of $137,809.

Net cash used in operating activities for the three months ended March 31, 2016 was $47,560 compared to $23,256 for the same period in 2015, a net change of $24,304.

Net cash used in investing activities for the three months ended March 31, 2016 was $0 compared to net cash used of $0 for the same period in 2015.

Net cash provided by financing activities during the three months ended March 31, 2016 was $126,770 compared to net cash provided of $23,064 in 2015, an increase of $103,706. Cash received from borrowings on notes payable and notes payable to related parties constituted all of the funds raised in both periods presented.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

The Company was subject to the following judgment:

Lowell Holden vs. Kenneth Bosket, Crown Equity Holdings Inc.

On March 3, 2015, Lowell Holden received a judgment for $39,965 in the Hennepin County District Court in Minneapolis, MN in reference to monies owed for prior services rendered. The judgment was settled with the plaintiff for $10,000. The Company accrued the $10,000 as settlement expense at March 31, 2015. The amount was paid during the three months ended March 31, 2016.

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2015.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, Crown Equity issued 260,000 common shares with a total value of $133,000 as follows:

•	144,000 shares of common stock for cash of $72,000 and

•	116,000 shares of common stock for debt conversion and settlement of $58,000, such stock valued at $61,000 on the date of issue.

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

CROWN EQUITY HOLDINGS INC.

Date: November 21, 2016	By:	/s/ Mike Zaman
Mike Zaman
CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket
CFO

