Form 10-Q
period 2016-09-30
Crown Equity Holdings, Inc.
filed 2016-11-21
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current Assets
Cash	$9,545	$2,448
Total Current Assets	9,545	2,448

Total Assets	$9,545	$2,448

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$181,327	$187,567
Accounts payable to related parties	5,026	5,026
Notes payable	9,500	11,500
Notes payable to related parties	10,116	23,674
Total Current Liabilities	205,969	227,767

Stockholders' Deficit
Preferred Stock, 10,000,000 shares authorized, 9,000,000 undesignated authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, 490,000,000 authorized at $0.001 par value; 11,195,831 and 10,904,564 shares issued and outstanding	11,196	10,905
Additional paid-in capital	10,556,516	10,335,890
Accumulated deficit	(10,764,136)	(10,572,114)
Total Stockholders’ Deficit	(196,424)	(225,319)
Total Liabilities and Stockholders’ Deficit	$9,545	$2,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2016	2015	2016	2015

Revenue	$531	$124	$1,906	$801

Operating expenses
Depreciation	-	-	-	618
General and Administrative	44,052	12,369	127,489	286,880
Total Operating Expenses	44,052	12,369	127,489	287,498

Net Operating Loss	(43,521)	(12,245)	(125,583)	(286,697)

Other (expense) income
Other income	178	-	178	-
Interest expense	(657)	(1,027)	(47,174)	(4,034)
Loss on debt settlement	-	(23,407)	(19,443)	(28,612)
Settlement expense	-	-	-	(10,000)
Total other expense	(479)	(24,434)	(66,439)	(42,646)

Net loss	$(44,000)	$(36,679)	$(192,022)	$(329,343)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	11,192,179	10,706,088	11,118,755	10,688,273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended
	Sept 30,
	2016	2015
Cash flows from operating activities
Net loss	$(192,022)	$(329,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	618
Common stock issued for services	-	194,700
Loss on debt settlement	19,443	28,612
Amortization of beneficial conversion feature	44,000	-
Changes in operating assets and liabilities:

Prepayment for services - Related party	-	(6,900)
Accounts payable and accrued expenses	(5,533)	53,448
Net cash used in operating activities	(134,112)	(58,865)

Cash flows from financing activities
Proceeds from sale of common stock	97,767	22,081
Payments on related party notes payable	(13,558)	-
Borrowings on third-party notes payable	-	20,582
Borrowings on third-party convertible notes payable	17,000	-
Borrowings on related party notes payable	-	15,983
Borrowings on related party convertible notes payable	40,000	-
Net cash provided by financing activities	141,209	58,646

Net increase (decrease) in cash	7,097	(219)
Cash, beginning of period	2,448	2,369
Cash, end of period	$9,545	$2,150

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities
Common stock issued for settlement of debt and interest	$2,707	$103,523
Common stock issued for accounts payable and interest payable	-	19,495
Forgiveness of debt – related party	-	99,320
Common stock issued for conversion of debt and interest	57,000	-
Beneficial conversion feature discount on convertible notes	44,000	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $10,764,136 and a working capital deficit of $196,424 as of September 30, 2016. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

As of September 30, 2016 and December 31, 2015, the Company had a payable of $5,026 to Montse Zaman, director. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2015, the Company had outstanding notes payable to related parties of $23,674. During the nine months ended September 30, 2016 the Company issued a convertible note of $40,000 with conversion price at $0.50, and repaid $13,558 under other related party notes. The $40,000 convertible note has been converted to 80,000 shares of common stock according to the term of the note agreement at $0.5 per share. As of September 30, 2016 the aggregate outstanding balance under these related party notes payable was $10,116. These notes payables are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Mike Zaman, Montse Zaman and etc.

The Company evaluated embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" and determine the embedded conversion feature(s) should not be bifurcated from the host instrument and not accounted for as a derivative. The Company further evaluated the instrument under ASC 470-20 "Debt with Conversion and Other Options" and determine the conversion option is a beneficial conversion feature (BCF). The intrinsic value of the BCF is determined to be $36,000, and is recognized as debt discount against additional paid in capital. Since the note is converted during the nine months ended September 30, 2016, the intrinsic value of the BCF is fully recognized as amortization of debt discount during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company paid an aggregate of $5,830 of expenses on behalf of two related entities with common officers and directors. The Company holds investments in these entities.

NOTE 4 – NOTES PAYABLE

As of September 30, 2016 and December 31, 2015, the aggregate unpaid principal balance under notes payable was $9,500 and $11,500 respectively. During the nine months ended September 30, 2016, the Company has a total additional borrowing of $17,000 of convertible note from third parties. The notes payable are convertible into common stock at $0.50 per share. The $17,000 of convertible notes was fully converted into 34,000 shares of common stock during the period. $2,000 of non-convertible note and $707 of accrued interest were settled by issuing 5,000 shares of common stock at fair value of $22,150, resulted in a $19,443 loss on settlement of debt. At September 30, 2016, the total outstanding short-term notes payable due to non-related third parties was $9,500. The notes were unsecured subject to annual interest ranging from 0% to 12%, due on demand.

The Company evaluated embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" and determine the embedded conversion feature(s) should not be bifurcated from the host instrument and not accounted for as a derivative. The Company further evaluated the instrument under ASC 470-20 "Debt with Conversion and Other Options" and determine the conversion option is a beneficial conversion feature (BCF). The intrinsic value of the BCF is determined to be $8,000, and is recognized as debt discount against additional paid in capital. Since the note is converted during the nine month ended September 30, 2016, the intrinsic value of the BCF is fully recognized as amortization of debt discount during the nine month ended September 30, 2016.

NOTE 5 – EQUITY

During the nine months ended September 30, 2016, the Company issued the following shares of common stock:

•	172,267 shares for total $97,767 cash

•	5,000 shares were issued to settle $2,707 in debt and accrued interest. Such stock was valued at $22,150 at the date of issue and $19,443 was recognized as loss on settlement of debt.

•	114,000 shares of common stock were issued for debt conversion at $0.5 per share.

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

The Company has focused its primary vision to using its network of websites to provide advertising and marketing services, as a worldwide online media advertising publisher, dedicated to the distribution of quality branding information. The Company offers Internet media-driven advertising services, which cover and connect a wide range of marketing specialties, as well as search engine optimization for clients interested in online media awareness. As part of its operations, the Company has utilized the services of software and hardware technicians in developing its websites and adding additional websites. This allows the Company to disseminate news and press releases for its customers as well as general news and financial information on a much bigger scale than it did previously. The Company markets its services to companies seeking market awareness of them and the services or goods that they offer. The Company then publishes information concerning these companies on its many websites

Crown Equity’s office is located at 11226 Pentland Down Street, Las Vegas, NV 89141.

As of September 30, 2016, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

For the three month period ended September 30, 2016, revenues were $531 and $124 for the same period in 2015. Net losses were $44,000 for the three month period ended September 30, 2016 and $36,679 were recorded for the three months ended September 30, 2015. Operating expenses were $44,052 for the three months ended September 30, 2016 and $12,369 for the same period in 2015. Other income and expenses for the three month period ended September 30, 2016 were other expenses of $479 and other expenses of $24,434 for the same quarter in 2015.

Interest for the three months ended September 30, 2016 and 2015 was $657 and $1,027, respectively.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

For the nine month period ended September 30, 2016, revenues were $1,906 and $801 for the same period in 2015. Net losses were $192,022 for the nine month period ended September 30, 2016 and $329,343 were recorded for the nine month period ended September 30, 2015. Operating expenses were $127,489 for the nine months ended September 30, 2016 and $287,498 for the same period in 2015. Other income and expenses for the nine month period ended September 30, 2016 were $66,439 and $42,646 for the same period in 2015.

The Company incurred losses on debt conversion of $19,443 for the nine months ended September 30, 2016 of $0 in the same period ended September 30, 2015.

Interest for the nine months ended September 30, 2016 and 2015 was $47,174 and $4,034, respectively.

The Company incurred a settlement expense loss of $0 and $10,000 for the nine months ended September 30, 2016 and 2015 respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, Crown Equity had current assets of $9,545 and current liabilities of $205,969 resulting in working capital deficit of $196,424. Stockholders' deficit as of September 30, 2016 was $196,424.

Net cash used by operating activities for the nine months ended September 30, 2016 was $134,112 compared to net cash used of $58,865 for the same period in 2015, a net change of $75,247.

Net cash used in investing activities was zero for the six months ended September 30, 2016 and 2015.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $141,209 compared to net cash provided of $58,646 in 2015, an increase of $82,563.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2016, Crown Equity issued:

•	172,267 shares for total $97,767 cash

•	5,000 common shares in settlement of $2,707 of debt, such stock valued at $22,150 on the date of issue

•	114,000 shares of common stock were issued for debt conversion at $0.5 per share. The total amount was valued at $57,000 and the same amount of debt was released.

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

