Form 10-K
period 2016-12-31
Crown Equity Holdings, Inc.
filed 2018-08-07
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company) 		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section7(a)(2)(B) of the Securities Act.

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

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of August 6, 2018 was 11,799,389.

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

In December 2011, the Company formed a wholly owned subsidiary CRWE Real Estate Inc. to hold real estate. This entity had no sales during the year. The company sold the above subsidiaries (Crown Tele Services Inc., CRWE Direct, and CRWE Real Estate Inc.) on the 28th of December, 2016.

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

At the moment, the majority of the Company's publishing sites have light to relatively medium traffic. The Company is presently in the process of strengthening its online publishing competitive position with its strategy of producing and obtaining a stronger presence with its community targeted online news and information publishing. The Company has increased its web presence with the dedicated community targeted news and information publishing websites. The Company has increased its readership to create a stronger competitive position within the online publishing industry. The company is continuing its efforts with increasing its readership to obtain advertisers wanting to reach its viewership.

The Company's office is located at 11226 Pentland Downs Street, Las Vegas NV 89141. The Company is provided office space by one of the officers and directors at no charge.

As of December 31, 2016, the Company utilized the services of independent contractors during the year. Montse Zaman Arnulfo Sucedo-Bardan and Kenneth Bosket. Officers compensation is detailed in Part III, Item 11 of this filing.

Item 2: Properties

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

Item 3: Legal Proceedings

The Company was subject to the following judgment:

Lowell Holden vs. Kenneth Bosket, Crown Equity Holdings Inc.

On March 3, 2016, Lowell Holden received a judgment for $39,965 in the Hennepin County District Court in Minneapolis, MN in reference to monies owed for prior services rendered. The Company settled the judgment with a one-time cash payment of $10,000 during the first quarter of 2016. The Company accrued $10,000 payable as of December 31, 2015.

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CRWE" and CUSIP #22834M107. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2016, the Company had 11,341,831 shares of its common stock issued and outstanding of which 10,496,152 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2016 and 2015.

Period	High	Low
1st Qtr. 2016	2.55	0.70
2nd Qtr. 2016	6.05	1.99
3rd. Qtr. 2016	2.00	1.60
4th Qtr. 2016	2.75	1.50
1st Qtr. 2015	2.46	1.48
2nd Qtr. 2015	1.87	0.75
3rd. Qtr. 2015	1.20	0.62
4th Qtr. 2015	1.25	0.65

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2016, the Company estimates there are approximately 85 "holders of record" of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2016 and 2015 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock. The Company's balance sheet as of December 31, 2016 reflects expanded assets and reduced liabilities from the previous year primarily due to company’s common stock purchases and conversion of notes payable to common shares. The revenue transaction does not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2016, the Company has $10,563 in cash and $15,616 of notes payable used for providing working capital to the company.

At December 31, 2016, the Company had negative working capital of $184,357 which consisted of current assets of $10,563 and current liabilities of $194,920. The current liabilities of the Company at December 31, 2016 are composed primarily of accounts payable and accrued expenses of $168,721, accounts payable to related party of $10,583 and, short-term debt of $9,500 and short-term debt due to related parties of $6,116.

Cash flows used in operating activities during the year ended December 31, 2016 was 165,193 compared to cash flow used of $67,906 for the same period in 2015. This represents an increase of $97,287.

Cash flows used in investing activities were $0 for both years ended December 31, 2016 and 2015.

Cash flows provided by financing activities was $173,208 for the year ended December 31, 2016 compared to $67,985 for the same period in 2015. The financing activities in 2016 consisted of loan proceeds and payments and the sale of common stock.

As of December 31, 2016, the Company had total assets of $10,563 and total liabilities of $194,920. Stockholders' deficit as of December 31, 2016 was $11,073,069 compared to a deficit of $10,572,114 at December 31, 2015. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

REVENUES

Sales for the year ended December 31, 2016 were $2,327 compared to $1,916 for the year ended December 31, 2015, an increase of $411. This reflects increased revenue from our services and product with non-related party customers.

OPERATING EXPENSES

During the year ended December 31, 2016, we incurred $442,173 in operating expenses, compared to $321,669 in the same period ended December 31, 2015, an increase of $120,504. The increase was primarily due to the company’s general and administrative consulting services cost.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2016, we incurred a net other expenses of $61,109 compared to net other expenses of $63,358 in the same period ended December 31, 2015 an increase of $2,249.

NET INCOME

The Company had a net loss for the year ended December 31, 2016 of $500,955 compared to a net loss of $383,111 for the year ended December 31, 2015.

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

-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Officers and the work is not reviewed by anyone.

-	Lack of expertise in accounting for and valuation of equity and marketable securities transactions.

-	Lack of control over identification of related parties.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016.

Item 9b: Other Information

None

Part III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	61	Director since 11/2013; appointed President/CEO since 7/2015

Kenneth Bosket	64	Director since 06/2008; appointed to COO since 7/10/2015

Montse Zaman	42	Director, Secretary and Treasurer since 02/2008

Arnulfo Saucedo Bardan	45	Director from 02/2008 thru 01/2013 and since 11/2013

Brian P. Colvin	48	Director since 6/2017; appointed Vice President 6/2017

Deborah P. Robinson	63	Director since 6/2017; appointed Chief Marketing Officer in 6/2017

Vinoth Sambandam	35	Appointed CTO in 01/2016

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

MIKE ZAMAN - Mike Zaman is the President and CEO of the company. He was born in Tehran, Iran and moved to Florida in the 1980's where he attended Florida International University to study Computer Science. Since becoming a U.S. citizen, he has been a corporate, marketing and sales consultant for many numerous companies and has advised or consulted in the process of mergers, acquisitions, as well as the raising of capital for private and public entities. He was appointed as the Company's Chief Marketing Officer in October of 2013.

KENNETH BOSKET - Kenneth Bosket is a director and CFO of the Company. Mr. Bosket has been member of the Company’s team since June, 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University.

VINOTH SAMBANDAM - Vinoth Sambandam, is the Chief Technology Officer, with several years of technical (IT) experience and has a background in BPO sector. Mr. Sambandam did his B.tech Information Technology in Dhanalakshmi College of Engineering in Chennai, India.

MONTSE ZAMAN - Montse Zaman is the corporate secretary of the Company. She worked for Zaman & Company, a private business consulting firm, as an administrative assistant. In 2008, she joined the Company. Ms. Zaman has extensive organizational experience. She has a Bachelor degree in Communications from the Instituto Superior De Ciencia Y Tecnologia A.C. in Mexico.

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

BRIAN P. COLVIN - Brian Colvin is the Vice President of the company. He is an entrepreneur, as well as the co-founder of PrimeColo, Inc., X Connect DC, LLC., and American Research and Development, Inc. Brian has a combine vast background history of over 25 years in I.T., Telecommunications, and Finance.

DEBORAH P. ROBINSON - Deborah Robinson has expanded her career from Canada, Australia, India, United Kingdom to the United States with over 25 years prior experience as a Principal, Managing Direct and Business Development Marketing Director for various industries. Deborah received her Business Management degree from Sheridan College in Toronto, Canada.

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

Item 11: Executive Compensation

During fiscal 2014 the Company paid its officers and directors an aggregate of $59, 225. During fiscal 2016 the Company paid its officers and directors (Kenneth Bosket, Arnulfo Saucedo-Bardan and Vinoth Sambandam) an aggregate of $47,758. The remaining directors made the decision to serve as officers and/or directors without compensation upon appointment. In 2016, the company added board member Rudy Chacon who made the decision to serve as officers and directors without compensation upon appointment.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

		Annual compensation			Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation

Kenneth Bosket,	2016	16,500	-	-	-	-	-	-	16,500
CEO,	2015	2,000	-	-	-	-	-	-	2,000
Director			-	-	-	-	-	-

Arnulfo Saucedo-Bardan,	2016	6,250	-	-	-	-	-	-	6,250
COO,	2015	-	-	-	-	-	-	-	-
Director			-	-	-	-	-	-

Montse Zaman,	2016	-	-	-	-	-	-	-	-
Secretary, Treasurer,	2015	-	-	-	-	-	-	-	-
Director			-	-	-	-	-	-

Mark Vega,	2016	-	-	-	-	-	-	-	-
Former Director	2015	2,000	-	-	-	-	-	-	2,000
			-	-	-	-	-	-

John Scrudato,	2016	-	-	-	-	-	-	-	-
CFO, Former Director	2015	4,000	-	-	-	-	-	-	4,000
			-	-	-	-	-	-

Rudy Chacon	2016	-	-	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-

Steve Onoue	2016	-	-	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-

Mike Zaman	2016	1	-	-	-	-	-	-	1
Director	2015	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-

Harold Gewerter	2016	-	-	-	-	-	-	-	-
Former Director	2015	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-

Brett Mattus	2016	-	-	-	-	-	-	-	-
Former Director	2015	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-

Vinoth Sambandam	2016	25,008	-	-	-	-	-	-	25,008
CTO	2015	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2016, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports

Steven Onoue	Director	Yes

Arnulfo Saucedo-Bardan	Director	Yes

Kenneth Bosket	Officer, Director	Yes

Montse Zaman	Officer, Director	Yes

Item 12: Security Ownership of Certain Beneficial Owners and Management

There were 11,341,831 shares of the Company' common stock issued and outstanding on December 31, 2016. There are 20,000,100 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding at December 31, 2016. No other Preferred Shares are outstanding at December 31, 2016.authorized with none outstanding. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

__________

(1)	Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Steven Onoue (1)	1,318	0%
11226 Pentland Downs Street
Las Vegas, NV 89141

Montse Zaman (1)	10,012,057	87.6%
11226 Pentland Downs Street
Las Vegas, NV 89141

Ken Bosket (1)	21,022	0%
1453 Flintrock Road
Henderson, Nevada 89014

Mike Zaman (1)	7,476	0%
11226 Pentland Downs Street
Las Vegas, NV 89141

Arnulfo Saucedo Bardan (1)	1,611	0%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

All directors and officers as a group	10,043,484	87.9%

______________

(1)	Denotes officer or director.

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

As of December 31, 2016 and 2015, the Company had a payable of $10,583 and $5,026 due to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2016 and 2015, the aggregate outstanding balance of notes payable to related parties was $6,116 and $23,674, respectively consisting of loans as described in Note 3.

During 2016, the Company paid expenses on behalf of American Video Teleconferencing Corp. (AVOT) $4,000, as well as on the behalf of iB2BGlobal an amount of $503.95.

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

During 2014, a related party of the Company, made advances due from the Company of $4,000. The debt is unsecured, carries 12% interest rate and is due on demand. The debt was converted in full into common shares of the Company during the year ended December 31, 2016.

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

During 2015, the company made additional borrowings of $230 under a related party note and $1,000 of related party loans and interest of $373 was converted to 1,373 common shares resulting in a loss of $275. The remaining $230 was paid back during year ended December 31, 2016.

In July 2013 the Company entered into a management consultant contract with Cleantech Transit, Inc., a related party, for consulting services through June 30, 2014. There were no cash receipts and there was no revenue recognized under this agreement during the years ended December 31, 2016 and 2015.

As of December 31, 2016 and December 31, 2015, the Company held an aggregate of 7,000,000 common shares of American Video Teleconferencing, Inc. American Video Teleconferencing, Inc. became a related party in 2014 due to common officers and Directors. The investment was fully impaired during 2014.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2016	2015
Audit fees	$27,000	25,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Item 15: Exhibits and Reports on Form 8-K

(a)	Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

EXHIBITS FILED WITH THIS REPORT

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description

31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Chief Executive Officer

31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer and Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Exhibit filed herewith

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on August 7, 2018.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 7, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crown Equity Holdings, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Crown Equity Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Equity Holdings, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 6, 2018

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

Assets
Current assets
Cash	$10,563	$2,448
Total Current Assets	10,563	2,448
Total Assets	$10,563	$2,448

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$168,721	$187,567
Accounts payable to related party	10,583	5,026
Notes payable to related parties	6,116	23,674
Notes payable	9,500	11,500
Total Current Liabilities	194,920	227,767

Stockholders' deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $.001 par value, none issued or outstanding	-	-
Series A Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 and no shares issued or outstanding at December 31, 2016 and 2015	1	-
Common Stock, 450,000,000 authorized at $0.001 par value; 11,341,831 and 10,904,564 shares issued and outstanding at December 31, 2016 and 2015	11,342	10,905
Additional paid-in capital	10,877,369	10,335,890
Accumulated deficit	(11,073,069)	(10,572,114)
Total stockholders' deficit	(184,357)	(225,319)
Total liabilities and stockholders' deficit	$10,563	$2,448

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

Revenues	$2,327	$1,916

Operating expenses
General and administrative expense	442,173	321,051
Depreciation	-	618
Total Operating Expenses	442,173	321,669

Loss from operations	(439,846)	(319,753)

Other income (expense)
Interest expense	(47,811)	(4,746)
Other income	178	-
Loss on extinguishment of debt	(19,443)	(58,612)
Gain on sale of subsidiaries	5,967	-
Total Other Expense	(61,109)	(63,358)

Net loss	$(500,955)	$(383,111)

Basic and Diluted net loss per common share
Basic and diluted net loss per common share	$(0.04)	$(0.03)

Weighted average number of common shares outstanding basic and diluted	11,150,794	10,716,486

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, December 31, 2014	-	-	10,566,969	10,567	9,760,054	(10,189,003)	(418,382)
Common stock issued for cash	-	-	22,081	22	22,059	--	22,081
Common stock issued for services	-	-	152,496	152	240,170	--	240,322
Common stock issued for settlement of accounts payable	-	-	19,495	20	23,374	--	23,394
Conversion of debt to common stock	-	-	143,523	144	178,092	--	178,236
Forgiveness of related party debt	-	-	--	--	112,141	--	112,141
Net loss	-	-	--	--	--	(383,111)	(383,111)
Balances, December 31, 2015	-	$-	10,904,564	$10,905	$10,335,890	$(10,572,114)	$(225,319)
Common stock issued for services	-	-	100,000	100	274,900	--	275,000
Common stock issued for cash	-	-	218,267	218	143,548	--	143,766
Common stock issued for settlement of debt	-	-	119,000	119	79,031	--	79,150
Preferred stock issued for services	1,000	10,000	--	--	--	--	1
Debt discount due to beneficial conversion feature	-	-	--	--	44,000	--	44,000
Net loss	-	-	--	--	--	(500,955)	(500,955)
Balances at December 31, 2016	1,000	$10,000	11,341,831	$11,342	$10,887,369	$(11,073,069)	$(184,357)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015

Cash flows from operating activities
Net loss	$(500,955)	$(383,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	618
Gain on sale of subsidiaries	5,967	-
Common stock issued for services	275,000	240,322
Preferred stock issued for services	1	-
Loss on settlement of debt	19,443	58,612
Amortization of beneficial conversion features	44,000	58,612
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(14,206)	15,653
Accrued expenses – related party	5,557	-
Net cash used in operating activities	(165,193)	(67,906)

Cash flows from investing activities
Proceeds from sale of subsidiaries	100	-
Net cash provided by investing activities	100	-

Cash flows from financing activities
Proceeds from convertible notes payable	17,000	22,983
Proceeds from sale of stock	143,766	22,081
Proceeds from notes payable - related party	-	22,921
Proceeds from convertible notes payable - related party	30,000	-
Payments on notes payable - related party	(17,558)	-
Net cash provided by financing activities	173,208	67,985

Net increase in cash	8,115	79

Cash, beginning of period	2,448	2,369

Cash, end of period	$10,563	$2,448

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of debt and interest	$2,000	$-
Common stock issued for settlement of accounts payable	-	19,495
Common stock issued for debt and interest conversion	57,000	123,523
Forgiveness of debt related party	-	112,141
Debt issued for settlement payment made by related party on behalf of the Company	10,000	-
Debt discount resulting from convertible notes	44,000	-

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. ("Crown Equity", “our”, “we”, or the "Company") was incorporated in August 1995 in Nevada. The Company offers through its digital network of websites, advertising branding, marketing solutions and other services to boost customer awareness, as well as merchant visibility as a worldwide online multi-media publisher. The Company focuses on the distribution of information for the purpose of bringing together its audience with the advertisers that want to reach them. Its advertising services cover and connect a range of marketing specialties, as well as provide search engine optimization for clients interested in online media awareness. Crown Equity Holdings' objective is making its endeavor known as CRWE WORLD into a global online news and information source, as well as a global one stop shop for various distinct products and services. The Company also offers services to companies seeking to become public entities in the United States, as well as providing various consulting services to companies and individuals dealing with corporate structure and operations globally.

In 2010, the Company formed two subsidiaries Crown Tele Services, Inc. and CRWE Direct, Inc. Crown Tele Services Inc. was formed to provide voice over IP messaging at a competitive price to other competitors and CRWE Direct was formed to provide its client with direct sales of products.

In 2011, the Company formed a wholly owned subsidiary CRWE Real Estate Inc. CRWE Real Estate Inc. was formed to hold real estate. CRWE Real Estate Inc., Crown Tele Services, Inc. and CRWE Direct, Inc. were sold in December of 2016 for aggregate consideration of $100 resulting in a gain of $5,967.

In 2016, the company sale of the subsidiaries is not considered to be a strategic shift since there were minimal activities during the year in the subsidiaries.

Assets	-
Intercompany	-
Total Assets sold	-

Cash	100
Payable assumed by buyer	5,867
Total Consideration	5,967

Gain on sale of subsidiaries	5,967

Principles of Consolidation

The consolidated financial statements include the financial information of Crown Equity Holdings, Inc. At the end of 2016, the following subsidiaries were divested and are not included in the financial statements: Crown Tele Services Inc., CRWE Direct Inc. and CRWE Real Estate, Inc.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There was no allowance for doubtful accounts as of December 31, 2016 and 2015.

Concentrations

In 2016, the Company’s revenues received were based on the company’s consulting services which were (100%) from one customer and from the displaying of click based and impressions ads located on the company’s websites; name registration from the company’s domain website, and the company’s news and press release publishing and distribution services. In 2015, the Company’s revenues were generated from the display of impression and click based ads, as well as from its publishing distribution service and domain name registration product.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2016 and 2015: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years. Depreciation expense during the years ended December 31, 2016 and 2015 totaled $0 and $618, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2016 or 2015.

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

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2016 and 2015.

Fair Value of Financial Instruments

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Crown Equity has historically suffered losses from operations and had a working capital deficit as of December 31, 2016. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. Management plans to continue raising funds through debt and equity financing to grow the business to profitability.

NOTE 3 – NOTES PAYABLE

During 2016 the Company borrowed an aggregate $57,000 under the following transactions:

•

During February 2016, the Company entered into a one year, convertible at $0.50/share, 12% interest bearing note for $40,000 with a related party. The note was $30,000 cash and $10,000 in expense paid on behalf of the Company. This note was converted in full during the year in accordance with the terms.

•	On January 6, 2016, the Company entered into a one year, convertible at $0.50/share, 12% interest bearing note for $1,000 with a non-related party. This note was converted in full during the year.

•	On January 25, 2016, the Company entered into a one year, convertible at $0.50/share, 12% interest bearing note for $1,000 with a non-related party. This note was converted in full during the year.

•	On January 14, 2016, the Company entered into a one year, convertible at $0.50/share, 12% interest bearing note for $15,000 with a non-related party. This note was converted in full during the year.

The Company analyzed the notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $44,000. The notes were converted in full as of December 31, 2016 and the debt discount was expensed as interest during the year ended December 31, 2016.

The Company paid back a total of $17,558 in related party note payable during the year and converted $40,000 of related party convertible notes into common stock at $0.50/share. The balance due on related party notes is $6,116 which is due on demand, has 12% interest, and is in default.

During 2016, the Company converted $19,000 of third party note payable. The balance due on third party notes payable is $9,500 which is unsecured, bears no interest, and is due on demand.

During 2015 the Company borrowed an aggregate $22,983 under the following third party transactions:

•	A note due on 12/18/16, convertible at $0.50, 12% interest bearing note for $1,000 from a non-related party.

•	A note due on 1/26/16, convertible at $0.50, 12% interest bearing note for $983 from a non-related party.

•	A note due on 1/6/17, convertible at $0.50, 12% interest bearing note for $20,000 from a non-related party.

•	A note due on 7/6/16, convertible at $0.50, 12% interest bearing note for $1,000 from a non-related party.

The Company analyzed the notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features at December 31, 2015 and concluded that there were none as no convertible terms had been agreed to at December 31, 2015.

During 2015, third party debt of $59,433 was settled through the issuance of common stock resulting in loss of $42,952.

As of December 31, 2016 and 2015, the aggregate outstanding principal on third party notes payable was $9,500 and $11,500, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of December 31, 2016 and 2015, the Company had a payable of $10,583 and $5,026 respectively to Montse Zaman, director. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2016 and 2015, the aggregate outstanding balance of notes payable to related parties was $6,116 and $23,674, respectively consisting of loans described in Note 3. This note is in default.

During 2016, the Company issued 1,000 shares of Series A preferred stock valued at $1 to the President for services. These shares carry the right to elect the majority of the board of directors. The holder of these Series A Preferred shares has 110% of outstanding common shares voting power in electing the majority of the board members.

During 2015, the Company made additional borrowings of $230 under a related party note and $1,000 of related party loans and interest of $373 was converted to 1,373 common shares resulting in a loss of $275. The remaining $230 was paid back during the year ended December 31, 2016.

During 2014, a related party of the Company, made advances due from the Company of $4,000. The debt is unsecured, carries 12% interest rate and is due on demand. The debt was converted in full into common shares of the Company during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company paid an aggregate of $5,830 of expenses on behalf of two related entities with common officers and directors. The Company holds investments in these entities. $1,800 was paid back during the year which was treated as a reduction of expenses previously paid.

NOTE 5 – STOCKHOLDERS' EQUITY

On December 30, 2016, the company’s Amended and Restated Certificate of Incorporation that changed its authorized shares of common stock to 450,000,000 shares and preferred stock to 20,001,000 shares.

The Company recorded $44,000 as debt discount on convertible notes that was added to additional paid-in capital.

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants.

During 2016, the Company issued 1,000 shares of Series A preferred stock to the President for services. These shares carry the right to elect the majority of the board of directors. These shares carry the right to elect the majority of the board of directors The holder of these Series A Preferred shares has 110% of outstanding common shares voting power in electing the majority of the board members.

During 2016, the Company issued:

•	100,000 common shares for services with a value of $275,000

•	119,000 common shares for settlement of interest and debt with a fair value of $79,150 for the settlement of $59,707 in debt and interest resulting in a loss of $19,443

•	and 218,267 common shares issued for cash of $143,766

During 2015, the Company issued:

•	22,081 common shares issued for cash proceeds of $22,081,

•	152,496 common shares issued for services with a value of $240,322,

•	143,523 shares issued with fair value of $178,236 for the settlement of $123,523 in debt and interest resulting in a loss of $54,713,

•	and 19,495 shares issued with fair value of $23,394 for the settlement of $19,495 in accounts payable resulting in a loss of $3,899.

NOTE 6 – INCOME TAXES

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

The Company did not have taxable income during 2016 or 2015.

The Company's deferred tax assets consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Net operating loss	$559,054	$530,300
Valuation allowance	(559,054)	(530,300)
Net deferred tax asset	$-	$-

As of December 31, 2016, the Company's accumulated net operating loss carry forward was approximately $1,663,924 and will begin to expire in the year 2032. Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since 2014 are still open.

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company issued total common shares of 457,558 which are broken down as follows:

•	84,000 shares were issued for cash proceeds of $42,000 and

•	26,308 shares were issued for the settlement of a promissory note and interest of $13,154 and

•	47,250 shares were issued for services

•	300,000 shares issued for services to the chairman of the board

Promissory notes the Company entered subsequent to 12/31/16:

•	During 2017, the following promissory notes were entered into subsequent to 12/31/16: all notes have the following terms: 12% annual interest, due within one year and are convertible upon request from the holder.

1.) two notes with Arnulfo Saucedo-Bardan for $620 and $1,240; 2.) one note from Mike Zaman for $2,310; 3.) one note from Chris Knudsen for $1,031; 4.) one note from Kevin Wiltz for $1,500; 5.) one note from Richard W. LeAndro for $3,000; 6.) one note from Montse Zaman for $2,300;

•	During 2018, the following promissory notes were entered into subsequent to 12/31/16: all notes have the following terms: 12% annual interest, due within one year and are convertible upon request from the holder.

1.) one note from Richard W. LeAndro for $3,000; 2.) two notes from Montse Zaman for $1,785 and $1,460; 3.) one note from Mike Zaman for $450.

On June 13, 2017 the following executive changes occurred:

•	Accepted the resignations of Rudy Chacon as a Director and Vice President, and Steven Onoue as a Director.

•	Appointed Brian P. Colvin as a Director and Vice President, as well as appointed Deborah P. Robinson as a Director and Chief Marketing Officer.

On June 21, 2017 the following SEC filing occurred:

•	The company filed Notice of Exempt Offering of Securities in reference to its Private Placement Memorandum.

On November 20, 2017 and December 19, 2017 the following two leases occurred respectively:

•	The company leased equipment and devices from Dell in reference to servers to manage programs and network resources. Terms:

11/20/17 • Dell Financial Services • Equipment lease - Dell server products • Monthly rent payment: $1,186 • Lease term: 60 months • End of lease purchase option $1.

12/19/17 • Lessor - Dell Financial Services • Equipment lease - Dell server products • Equipment total: $1,505 • Monthly rent payment: $54 • Lease term: 36 months • End of lease purchase option $1.

On February 20, 2018:

•	The company sold its “Doing Business As” company known as (iB2BGlobal.com) to American Video Teleconferencing, Corp. (AVOT), which included maintenance and maintaining the “iB2BGlobal.com” online site within the Crown Equity Holdings server in exchange for 40,000,000 restricted shares of “AVOT” stock.

On June 26, 2018 the following director changes occurred:

•	Appointed Steve Cantor as a Director and Chairman of Board. Mike Zaman resigned as Chairman of Board.

