Form 10-K
period 2017-12-31
Crown Equity Holdings, Inc.
filed 2018-10-16
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-29935

CROWN EQUITY HOLDINGS INC.

Nevada	33-0677140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11226 Pentland Downs Street, Las Vegas, NV 89141

(Address of principal executive offices) (Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2017 was 1,400,486 The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,400,486. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of October 9, 2018 was 11,799,389.

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

As of December 31, 2017, the Company utilized the services of independent contractors during the year. Montse Zaman, Arnulfo Sucedo-Bardan, and Kenneth Bosket. Officers compensation is detailed in Part III, Item 11 of this filing.

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

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CRWE" and CUSIP #22834M107. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2017, the Company had 11,461,137 shares of its common stock issued and outstanding of which 10,700,455 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2017 and 2016.

Period	High	Low
1st Qtr. 2017	2.75	1.00
2nd Qtr. 2017	2.75	2.05
3rd. Qtr. 2017	2.05	0.55
4th Qtr. 2017	1.00	0.95
1st Qtr. 2016	2.55	0.70
2nd Qtr. 2016	6.05	1.99
3rd. Qtr. 2016	2.00	1.60
4th Qtr. 2016	2.75	1.50

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2017, the Company estimates there are approximately 96 "holders of record" of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2017 and 2016 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock. The Company's balance sheet as of December 31, 2017 reflects expanded assets and reduced liabilities from the previous year primarily due to company’s common stock purchases and conversion of notes payable to common shares. The revenue transaction does not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2017, the Company has $1,862 in cash and $44,618 of current notes payable.

At December 31, 2017, the Company had negative working capital of $254,725 which consisted of current assets of $1,862 and current liabilities of $256,587. The current liabilities of the Company at December 31, 2017 are composed of accounts payable and accrued expenses of $174,378, accounts payable to related party of $37,591 and, short-term debt of $40,406 and short-term debt due to related parties of $4,212.

Cash flows used in operating activities during the year ended December 31, 2017 was $47,976 compared to cash flow used of $165,193 for the same period in 2016. This represents a decrease of $117,217.

Cash flows provided by investing activities were $0 for the year ended December 31, 2017 and $100 in 2016.

Cash flows provided by financing activities was $39,275 for the year ended December 31, 2017 compared to $173,208 for the same period in 2016. The financing activities in 2017 consisted of loan proceeds and payments and the sale of common stock.

As of December 31, 2017, the Company had total assets of $81,322 and total liabilities of $304,115. Stockholders' deficit as of December 31, 2017 was $11,264,213 compared to a deficit of $11,073,069 at December 31, 2016. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2017

REVENUES

Sales for the year ended December 31, 2017 were $2,849 compared to $2,327 for the year ended December 31, 2016, an increase of $522. This reflects increased revenue from our services and product with non-related party customers.

OPERATING EXPENSES

During the year ended December 31, 2017, we incurred $150,129 in operating expenses, compared to $442,173 in the same period ended December 31, 2016, a decrease of $292,044.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2017, we incurred a net other expenses of $43,864 compared to net other expenses of $61,109 in the same period ended December 31, 2016, a decrease of $17,245.

NET LOSS

The Company had a net loss for the year ended December 31, 2017 of $191,144 compared to a net loss of $500,955 for the year ended December 31, 2016.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.(2013) Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-

Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Officers. Our Officers do not possess accounting expertise and our company does not have an audit committee.

-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Officers and the work is not reviewed by anyone.

-	Lack of expertise in accounting for and valuation of equity and marketable securities transactions.

-	Lack of controls over the identification of related parties.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2017.

Item 9b: Other Information

None

Part III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	62	Director since 11/2013; appointed President/CEO since 7/2015

Kenneth Bosket	65	Director since 06/2008; appointed to COO since 7/10/2015

Montse Zaman	43	Director, Secretary and Treasurer since 02/2008

Arnulfo Saucedo Bardan	46	Director from 02/2008 thru 01/2013 and since 11/2013

Brian P. Colvin	49	Director since 6/2017; appointed Vice President 6/2017

Deborah P. Robinson	64	Director since 6/2017; appointed Chief Marketing Officer in 6/2017

Vinoth Sambandam	36	Appointed CTO in 01/2016

Steven Cantor	36	Director and Appointed Chairman in 07/2017

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

Item 11: Executive Compensation

During fiscal 2017 the Company paid its officers and directors an aggregate of $5, 984. During fiscal 2016 the Company paid its officers and directors (Kenneth Bosket, Arnulfo Saucedo-Bardan and Vinoth Sambandam) an aggregate of $47,758. The remaining directors made the decision to serve as officers and/or directors without compensation upon appointment. In 2017, the company added board member who made the decision to serve as officers and directors without compensation upon appointment.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

		Annual compensation			Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation

Kenneth Bosket,	2017	1,000	-	-	-	-	-	-	1,000
CEO,	2016	16,500	-	-	-	-	-	-	16,500
Director	2015	2,000	-	-	-	-	-	-	2,000

Arnulfo Saucedo-Bardan,	2017	1,400	-	-	-	-	-	-	1,400
COO,	2016	6,250	-	-	-	-	-	-	6,250
Director	2015	-	-	-	-	-	-	-	-

Montse Zaman,	2017	-	-	-	-	-	-	-	-
Secretary, Treasurer,	2016	-	-	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-	-

Mark Vega,	2017	-	-	-	-	-	-	-	-
Former Director	2016	2,000	-	-	-	-	-	-	2,000
	2015	2,000	-	-	-	-	-	-	2,000

John Scrudato,	2017	-	-	-	-	-	-	-	-
CFO, Former Director	2016	-	-	-	-	-	-	-
	2015	4,000	-	-	-	-	-	-	4,000

Rudy Chacon	2017	-	-	-	-	-	-	-	-
Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Steve Onoue	2017	-	-	-	-	-	-	-	-
Former Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Mike Zaman	2017	-	-	-	-	-	-	-	-
Director	2016	1	-	-	-	-	-	-	1
	2015	-	-	-	-	-	-	-	-

Harold Gewerter	2017	-	-	-	-	-	-	-	-
Former Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Vinoth Sambandam	2017	3,584	-	-	-	-	-	-	3,584
CTO	2016	25,008	-	-	-	-	-	-	25,008
	2015	-	-	-	-	-	-	-	-

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2017, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports

Montse Zaman	Officer, Director	Yes

Item 12: Security Ownership of Certain Beneficial Owners and Management

There were 11,461,137 shares of the Company' common stock issued and outstanding on December 31, 2017. There are 20,000,100 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding at December 31, 2017. No other Preferred Shares are outstanding at December 31, 2017.authorized with none outstanding. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

_______________

(1) Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Montse Zaman (1)	10,012,057	87.36%
11226 Pentland Downs Street
Las Vegas, NV 89141

Ken Bosket (1)	21,022	0%
1453 Flintrock Road
Henderson, Nevada 89014

Mike Zaman (1)	7,476	0%
11226 Pentland Downs Street
Las Vegas, NV 89141

Arnulfo Saucedo Bardan (1)	1,611	0%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

Vinoth Sambandam (1)	43,494	0%
L41A Bharathy Thasan Colony
KK Nagar, Chennai, 600 078 India

All directors and officers as a group	10,085,660	88.0%

___________________

(1)	Denotes officer or director.

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

Item 13: All Relationships and Related Transactions

As in 2016, in 2017 the Company was provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of December 31, 2016, the Company had a payable of $10,583 due to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2016, the aggregate outstanding balance of notes payable to related parties was $6,116 consisting of loans as described in Note 3. Three of the notes are in default.

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

As of December 31, 2017, the Company had a payable of $27,008 to Vinot Sambandam, an officer of the Company. The amounts due are for services performed.

As of December 31, 2017, the Company had a payable of $37,591 due to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2017, the Company had a payable of $2,198 note payable to Montse Zaman. The payable is unsecured, and due on demand.

As of December 31, 2017, the Company had a payable of $1,134 note payable to Arnulfo Saucedo-Bardan. The payable is unsecured, and due on demand.

As of December 31, 2017, the Company had a payable of $5,528 note payable to Mike and Montse Zaman. The payable is unsecured, and due on demand.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2017	2016
Audit fees	$15,500	$31,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on October 16, 2018.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 16, 2018.

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Kenneth Bosket	Director, Chief Financial Officer (Principal
Kenneth Bosket	Financial Officer), Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crown Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2006.

Houston, Texas

October 16, 2018

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

Assets
Current assets
Cash	$1,862	$10,563
Total Current Assets	1,862	10,563

Property and Equipment, net	79,460	-
Total Assets	$81,322	$10,563

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$174,378	$168,721
Accounts payable to related party	37,591	10,583
Notes payable to related parties	4,212	6,116
Notes payable	29,888	9,500
Current portion of long-term debt	10,518	-
Total Current Liabilities	256,587	194,920

Non-Current liabilities
Long-term debt	47,528	-
Total Liabilities	304,115	194,920

Stockholders' deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at December 31, 2017 and 2016	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,461,137 and 11,341,831 shares issued and outstanding at December 31, 2017 and 2016	11,461	11,342
Additional paid-in capital	11,029,958	10,877,369
Accumulated deficit	(11,264,213)	(11,073,069)
Total stockholders' deficit	(222,793)	(184,357)
Total liabilities and stockholders' deficit	$81,322	$10,563

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016

Revenues	$2,849	$2,327

Operating expenses
General and administrative expense	142,906	442,173
Depreciation	7,223	-
Total Operating Expenses	150,129	442,173

Loss from operations	(147,280)	(439,846)

Other income (expense)
Interest expense	(4,402)	(47,811)
Other income	-	178
Loss on extinguishment of debt	(39,462)	(19,443)
Gain on sale of subsidiaries	-	5,967
Total Other Expense	(43,864)	(61,109)

Net loss	$(191,144)	$(500,955)

Basic and Diluted income per share
Basic and diluted income per share	$(0.02)	$(0.04)

Weighted average number of shares outstanding basic and diluted	11,428,648	11,150,794

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, December 31, 2015	-	-	10,904,564	10,905	10,335,890	(10,572,114)	(225,319)
Common stock issued for services	-	-	100,000	100	274,900	--	275,000
Common stock issued for cash	-	-	218,267	218	143,548	--	143,766
Common stock issued for settlement of debt	-	-	119,000	119	79,031	--	79,150
Preferred stock issued for services	1,000	1	--	--	--	--	1
Debt discount due to beneficial conversion feature	-	-	--	--	44,000	--	44,000
Net loss	-	-	--	--	--	(500,955)	(500,995)
Balances, December 31, 2016	1,000	$1	11,341,831	$11,342	$10,887,369	$(11,073,069)	$(184,357)
Common stock issued for services	-	-	30,998	31	57,906	--	57,937
Common stock issued for cash	-	-	62,000	62	30,938	--	31,000
Common stock issued for settlement of debt	-	-	26,308	26	52,589	--	52,615
Debt discount due to beneficial conversion feature	-	-	-	-	11,156	--	11,156
Net loss	-	-	--	--	--	(191,144)	(191,144)
Balances at December 31, 2017	1,000	$1	11,461,137	$11,461	$11,029,958	$(11,264,213)	$(222,793)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(191,144)	$(500,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,223	-
Gain on sale of subsidiaries	-	5,967
Common stock issued for services	57,937	275,000
Preferred stock issued for services	-	1
Loss on settlement of debt	39,462	19,443
Amortization of beneficial conversion features	2,181	44,000
Changes in operating assets and liabilities
Accounts payable and accrued expenses	9,357	(14,206)
Accounts payable – related party	27,008	-
Accrued expenses – related party	-	5,557
Net cash used in operating activities	(47,976)	(165,193)

Cash flows from financing activities
Proceeds from sale of subsidiaries	-	100
Net cash provided by investing activities	-	100

Cash flows from financing activities
Proceeds from convertible notes payable	5,531	17,000
Proceeds from sale of stock	31,000	143,766
Payments on convertible notes payable - related party	(1,026)	-
Proceeds from convertible notes payable - related party	6,470	30,000
Payments on notes payable - related party	(2,700)	(17,558)
Net cash provided by financing activities	39,275	173,208

Net increase (decrease) in cash	(8,701)	8,115

Cash, beginning of period	10,563	2,448

Cash, end of period	$1,862	$10,563

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of debt and interest	$-	$2,000
Common stock issued for debt and interest conversion	13,153	57,000
Debt issued for settlement payment made by related party on behalf of the Company	-	10,000
Debt issued for fixed assets	86,730	-
Debt discount resulting from convertible notes	11,156	44,000

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

In 2010, the Company formed two subsidiaries Crown Tele Services, Inc. and CRWE Direct, Inc. Crown Tele Services Inc. will provide voice over IP messaging at a competitive price to other competitors and CRWE Direct will provide its client with direct sales of products. This entity was divested at the end of 2016.

In 2011, the Company formed a wholly owned subsidiary CRWE Real Estate Inc. CRWE Real Estate Inc. will hold real estate. CRWE Real Estate Inc., Crown Tele Services, Inc. and CRWE Direct, Inc. were sold in December of 2016 for aggregate consideration of $100, resulting in a gain of $5,967.

In 2016, the company sale of the subsidiaries is not considered to be a strategic shift since there were minimal activities during the year in the subsidiaries.

Assets	-
Intercompany	-
Total Assets sold	-

Cash	100
Payable assumed by buyer	5,867
Total Consideration	5,967

Gain on sale of subsidiaries	5,967

Principles of Consolidation

The consolidated financial statements include the financial information of Crown Equity Holdings, Inc. At the end of 2017, the Company had no subsidiaries. At the end of 2016, the following subsidiaries were divested and are not included in the financial statements: Crown Tele Services Inc., CRWE Direct Inc. and CRWE Real Estate, Inc.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There was no allowance for doubtful accounts as of December 31, 2017 and 2016.

Concentrations

In 2017, the Company’s revenues received were (84.37%) from one customer from the displaying of click based and impressions ads located on the company’s websites; (14.49%) came from name domain registrations through (CRWE Domains) the company’s domain website, and (1.14%) from a couple of press releases through (CRWE Press Releases) and one article through CRWE WORLD; which are both part of the company’s news and press release publishing and distribution services. In 2016, the Company’s revenues received were based on the company’s consulting services which were (100%) from one customer and from the displaying of click based and impressions ads located on the company’s websites; name registration from the company’s domain website, and the company’s news and press release publishing and distribution services.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2017 and 2016: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years. Depreciation expense during the years ended December 31, 2017 and 2016 totaled $7,223 and $0, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment charge was recorded in 2017 or 2016.

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

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2017 and 2016.

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

Level 3 Inputs – Instruments with primarily unobservable value drivers. The Company has no Level 3 Inputs.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation: Improvements To Employee Share Based Payment Accounting”, which amends certain provisions of ASU 718, “Compensation - Stock Compensation”. The ASU will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The provisions are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We expect to adopt these provisions on October 1, 2017, and based on our current stock compensation awards, the adoption is not expected to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customer, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to clarify the principal versus agent guidance in its new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. These provisions also clarify the indicators to determine when an entity is acting as a principal or an agent. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and can be applied using a full retrospective or modified retrospective approach. We expect to adopt these provisions on January 1, 2018, including interim periods subsequent to the date of adoption. The adoption is not expected to have a material effecct on our consolidated financial statements..

In March 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”, which amends certain provisions of ASU 323 “Investments-Equity Method and Joint Ventures”. The ASU eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We expect to adopt these provisions on October 1, 2017, and the adoption is not expected to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging--Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which amends certain provisions of ASU 815 “Derivatives and Hedging”. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under ASC 815 does not, in and of itself, require designation of the instrument if all other hedge criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and can be adopted using a prospective or modified retrospective approach. Early adoption is permitted. We expect to adopt these provisions on October 1, 2017, including interim periods subsequent to the date of adoption, and do not expect that these provisions will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt these provisions on October 1, 2019, including interim periods subsequent to the date of adoption. Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of these provisions.

Crown Equity does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Crown Equity has historically suffered losses from operations and had a working capital deficit as of December 31, 2017. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. Management plans to continue raising funds through debt and equity financing to grow the business to profitability.

NOTE 3 – CAPITAL LEASES

During 2017, the Company borrowed an aggregate $58,047 under the following third party capital lease transactions:

☐

A $1,505 note from a third party for the lease of fixed assets, bearing interest at 17%, amortized over 36 months with monthly payments of $54. The lease has a bargain purchase option of $1 at the end of the lease term.

☐

A $56,542 note from a third party for the lease of fixed assets, bearing interest at 17%, amortized over 60 months with monthly payments of $1,186. The lease has a bargain purchase option of $1 at the end of the lease term.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

During 2017, third party debt of $9,500 plus accrued interest of $3,653 was settled through the issuance of 26,308 shares of common stock, resulting in a loss on debt settlement of $39,462.

As of December 31, 2017 and 2016, the Company had unamortized discount of $8,975 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $11,156.

During 2017, the Company borrowed an aggregate $6,470 from related parties. These notes bear interest at 12%, are convertible at $.50 per share, and mature 1 year from the agreement date.

During 2017, the Company borrowed an aggregate $28,683 under the following third party transactions:

☐	An unsecured third party revolving credit note of $8,226 for the purchase of fixed assets, bearing interest at 27.74%.

☐	An unsecured third party revolving credit note of $20,457 for the purchase of fixed assets, bearing interest at 27.74%.

During 2017, the Company borrowed an aggregate $5,531 under the following notes convertible at $0.50 per share, with a maturity of one year from the agreement date, in third party transactions:

☐

From July 2017 through September 2017, the Company entered into three one year, convertible at $0.50/share, unsecured, 12% interest bearing notes totaling $1,031 from a non-related party. These notes are currently in default.

☐	On November 27, 2017, the Company entered into a one year, convertible at $0.50/share, unsecured, 12% interest bearing note for $1,500 from a non-related party.

☐	On December 5, 2017, the Company entered into a one year, convertible at $0.50/share, unsecured, 12% interest bearing note for $3,000 from a non-related party.

During 2016, the Company borrowed an aggregate $57,000 under the following transactions:

☐

During February 2016, the Company entered into a one year, convertible at $0.50/share, 12% interest bearing note for $40,000 from a related party. The note was $30,000 cash and $10,000 in expense paid on behalf of the Company. This note was converted in full during the year in accordance with the terms.

☐	On January 6, 2016, the Company entered into a one year, convertible at $0.50/share, 12% interest bearing note for $1,000 from a non-related party. This note was converted in full during 2016.

☐	On January 25, 2016, the Company entered into a one year, convertible at $0.50/share, 12% interest bearing note for $1,000 from a non-related party. This note was converted in full during 2016.

☐	On January 14, 2016, the Company entered into a one year, convertible at $0.50/share, 12% interest bearing note for $15,000 from a non-related party. This note was converted in full during 2016.

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

As of December 31, 2017 and 2016, the aggregate outstanding principal on third party notes payable was $40,406 and $9,500, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under capital leases as follows:

Minimum Lease Payments	December 31, 2017	December 31, 2016

2018	10,518	-
2019	10,779	-
2020	11,887	-
2021	12,412	-
2022	12,450	-
Total	58,046	-

The Company is obligated for payments under notes payable as follows:

Minimum Note Payments	December 31, 2017	December 31, 2016

2017 – Related Party	-	6,116
2017 Third Party	-	9,500
2018 – Related Party	4,212	-
2018 Third Party	29,888	-
Total	34,100	15,616

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of December 31, 2017, the Company had a payable of $27,008 to Vinot Sambandam, an officer of the Company. The amounts due are for services performed.

As of December 31, 2017 and 2016, the Company had a payable of $10,583 and $10,583 respectively to Montse Zaman, director for expenses paid on behalf of the Company. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2017 and 2016, the aggregate outstanding balance of notes payable to related parties was $4,212, net of unamortized discount of $4,648 and $6,116, respectively consisting of loans described in Note 3. Three of the notes are in default.

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

NOTE 7 – STOCKHOLDERS' EQUITY

On December 30, 2016, the company’s Amended and Restated Certificate of Incorporation that changed its authorized shares of common stock to 450,000,000 shares and preferred stock to 20,001,000 shares.

In 2017, the company recorded $11,156 as debt discount on convertible notes associated with beneficial conversion features that was added to additional paid-in capital.

In 2016, the company recorded $44,000 as debt discount on convertible notes associated with beneficial conversion features that was added to additional paid-in capital.

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 10,000,000 shares are reserved for issuance to employees, officers, directors, advisors and consultants.

During 2016, the Company issued 1,000 shares of Series A preferred stock to the President for services. These shares carry the right to elect the majority of the board of directors These shares carry the right to elect the majority of the board of directors The holder of these Series A Preferred shares has 110% of outstanding common shares voting power in electing the majority of the board members.

During 2017, the Company issued:

☐	62,000 common shares issued for cash proceeds of $31,000,

☐	30,998 common shares issued for services to an officer of the Company with a value of $57,937,

☐	26,308 shares issued for conversion of $9,500 note payable plus $3,653 of accrued interest, which resulted in a loss on debt conversion of $39,462.

During 2016, the Company issued:

☐	100,000 common shares for services with a value of $275,000

☐	119,000 common shares for settlement of debt and interest with a fair value of $79,150, for the settlement of $59,707 in debt and interest, resulting in a loss of $19,443

☐	218,267 common shares for cash with a value of $143,766

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

The Company did not have taxable income during 2017 or 2016.

The Company's deferred tax assets consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Net operating loss	$575,978	$519,054
Valuation allowance	(575,978)	(519,054)
Net deferred tax asset	$-	$-

As of December 31, 2017 and 2016, the Company's accumulated net operating loss carry forward was approximately $1,744,516 and $1,663,924 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%. The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

2014 Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since 2014 are still open.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company issued total common shares of 338,252 which are broken down as follows:

•	22,000 shares were issued for cash proceeds of $11,000 and

•	16,252 shares were issued for services

•	300,000 shares issued for services to the chairman of the board

Promissory notes the Company entered subsequent to December 31, 2017:

During 2018, the following promissory notes were entered into subsequent to 12/31/2017: all notes have the following terms: 12% annual interest, due within one year and are convertible at $0.50 per share upon request from the holder.

☐

1.) one note from Richard W. LeAndro for $3,000 on January 4, 2018;

2.) two notes from Montse Zaman for $1,785 and $1,460 primarily on February 28, 2018, April 11, 2018, June 7, 2018 on 2018;

3.) one note from Mike Zaman for $450 on January 19, 2018;

4.) one note from Munti Consulting, LLC, a Company owned by Steven Cantor, our Chairman, for $35,000 on October 2, 2018

On February 20, 2018

☐

The company sold its “Doing Business As” company known as (iB2BGlobal.com) to American Video Teleconferencing, Corp. (AVOT), which included maintenance and maintaining the “iB2BGlobal.com” online site within the Crown Equity Holdings server in exchange for 40,000,000 restricted shares of “AVOT” stock.

On June 26, 2018 the following director changes occurred:

☐	Appointed Steve Cantor as a Director and Chairman of Board. Mike Zaman resigned as Chairman of Board.

On July 2, 2018, the Company received $50,000 on an advertising and marketing contract with a company related to our new Chairman. The contract is for nine months of advertising, reviewing, publishing and disseminating press releases.

In August, 2018 the following occurred:

☐

August 21, 2018, OCHC LLC, a Company with common minor shareholder paid $632 of expenses on behalf of the Company, as well as on August 27, 2018 depositing $10,000 towards a future stock purchase of which no shares have been currently issued.

