Form 10-Q
period 2017-03-31
Crown Equity Holdings, Inc.
filed 2018-11-09
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2018, there were 11,799,389 shares of Common Stock of the issuer outstanding.

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current Assets
Cash	$249	$10,563
Total Current Assets	249	10,563

Total Assets	$249	$10,563

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$177,836	$168,721
Accounts payable to related parties	10,583	10,583
Notes payable	9,500	9,500
Notes payable to related parties	6,116	6,116
Total Current Liabilities	204,035	194,920

Stockholders' Deficit
Preferred Stock, 20,000,000 shares authorized, $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,357,275 and 11,341,831 shares issued and outstanding, respectively	11,357	11,342
Additional paid-in capital	10,916,533	10,877,369
Accumulated deficit	(11,131,677)	(11,073,069)
Total Stockholders’ Deficit	(203,786)	(184,357)
Total Liabilities and Stockholders’ Deficit	$249	$10,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenue	$654	$934

Operating expenses
General and Administrative	58,743	42,194
Total Operating Expenses	58,743	42,194

Net Operating Loss	(58,089)	(41,260)

Other (expense) income
Interest expense	(519)	(45,230)
Loss on debt settlement	-	(3,000)
Total other expense	(519)	(48,230)

Net loss	$(58,608)	$(89,490)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	11,351,197	10,975,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(58,608)	$(89,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	39,179	-
Loss on debt settlement	-	3,000
Amortization of beneficial conversion feature	-	44,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,115	(5,070)
Net cash used in operating activities	(10,314)	(47,560)

Cash flows from financing activities
Proceeds from sale of common stock	-	72,000
Payments on related party notes payable	-	(2,230)
Borrowings on third-party convertible notes payable	-	17,000
Borrowings on related party convertible notes payable	-	40,000
Net cash provided by financing activities	-	126,770

Net increase (decrease) in cash	(10,314)	79,210
Cash, beginning of period	10,563	2,448
Cash, end of period	$249	$81,658

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities
Common stock issued for settlement of debt and interest	$-	$1,000
Common stock issued for conversion of debt and interest	-	57,000
Beneficial conversion feature discount on convertible notes	-	44,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Crown Equity Holdings Inc. (“Crown Equity”, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Crown Equity’s December 31, 2016 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2016 as reported on Form 10-K, have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $11,131,677 and a working capital deficit of $203,786 as of March 31, 2017. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

As of March 31, 2017 and December 31, 2016, the Company had a payable of $10,583 to Montse Zaman, director. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2016, the Company had outstanding notes payable to related parties of $6,116. As of March 31, 2017 the aggregate outstanding balance under these related party notes payable was $6,116. These notes payables are with officers and directors of the Company and with entities controlled by officers or directors of the Company including Montse Zaman and etc, bear interest at 12%, and are currently in default.

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

NOTE 4 – NOTES PAYABLE

As of March 31, 2017 and December 31, 2016, the aggregate unpaid principal balance under notes payable was $9,500 and $9,500 respectively due to non-related third parties. The notes were unsecured subject to annual interest of 0%, due on demand.

NOTE 5 – EQUITY

During the three months ended March 31, 2017, the Company issued the following shares of common stock:

•	15,444 shares for services valued at $39,179

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company issued total common shares of 442,114 which are broken down as follows:

•	84,000 shares were issued for cash proceeds of $42,000 and

•	26,308 shares were issued for the settlement of a promissory note and interest of $13,154 and

•	31,806 shares were issued for services

•	300,000 shares issued for services to the chairman of the board

Promissory notes the Company entered subsequent to March 31, 2017 were as follows:

During 2017, the following promissory notes were entered into subsequent to 03/31/2017: all notes have the following terms: 12% annual interest, due within one year and are convertible upon request from the holder.

1.)	two notes with Arnulfo Saucedo-Bardan for $620 and $1,240; 2.) four notes from Mike Zaman for $350, $500, $460, and 1,000; 3.) Three notes from Chris Knudsen for $631, $200, $200; 4.) one note from Kevin Wiltz for $1,500; 5.) one note from Richard W. LeAndro for $3,000; 6.) Four notes from Montse Zaman for $50, $710, $40 and $1,500;

During 2018, the following promissory notes were entered into subsequent to 03/31/2017: all notes have the following terms: 12% annual interest, due within one year and are convertible upon request from the holder.

1.)	one note from Richard W. LeAndro for $3,000; 2.) Seven notes from Montse Zaman for $20, $400, $25, $40, $1,300, $700 and $760; 3.) one note from Mike Zaman for $450.

On June 13, 2017 the following executive changes occurred:

Accepted the resignations of Rudy Chacon as a Director and Vice President, and Steven Onoue as a Director.

Appointed Brian P. Colvin as a Director and Vice President, as well as appointed Deborah P. Robinson as a Director and Chief Marketing Officer.

 On June 21, 2017 the following SEC filing occurred:

The company filed Notice of Exempt Offering of Securities (Form D) in reference to its Private Placement Memorandum.

On November 20, 2017 and December 19, 2017 the following two leases occurred respectively:

The company leased equipment and devices from Dell in reference to servers to manage programs and network resources. Terms:

11/20/17 • Dell Financial Services • Equipment lease - Dell server products • Monthly rent payment: $1,186.02 • Lease term: 60 months • End of lease purchase option of $1.

12/19/17 • Lessor - Dell Financial Services • Equipment lease - Dell server products • Equipment total: $1504.9 • Monthly rent payment: $53.99 • Lease term: 36 months • End of lease purchase option of $1.

On February 20, 2018

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

On October 2, 2018

The company received a $35,000 convertible note from a related party, MUNTI CONSULTING, LLC (Steven Cantor). Terms: 10% annual interest, due within one year and is convertible at $0.50 per share upon request from the holder.

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

As of March 31, 2017, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

For the three month period ended March 31, 2017, revenues were $654 and $934 for the same period in 2016. Net losses were $58,608 for the three month period ended March 31, 2017 and $89,490 were recorded for the three months ended March 31, 2016. Operating expenses were $58,743 for the three months ended March 31, 2017 and $42,194 for the same period in 2016. Other income and expenses for the three month period ended March 31, 2017 were other expenses of $519 and other expenses of $48,230 for the same quarter in 2016.

Interest for the three months ended March 31, 2017 and 2016 was $519 and $45,230, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, Crown Equity had current assets of $249 and current liabilities of $204,035 resulting in working capital deficit of $203,786. Stockholders' deficit as of March 31, 2017 was $203,786.

Net cash used by operating activities for the three months ended March 31, 2017 was $10,314 compared to net cash used of $47,560 for the same period in 2016, a net change of $37,246.

Net cash used in investing activities was zero for the three months ended March 31, 2017 and 2016.

Net cash provided by financing activities during the three months ended March 31, 2017 was $0 compared to net cash provided of $126,770 in 2016, a decrease of $126,770.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of material weaknesses in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weaknesses relate to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO and CFO also do not possess accounting expertise and our company does not have an audit committee. These material weaknesses are due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2016.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2017, Crown Equity issued:

•	15,444 shares for services valued at $39,179

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

CROWN EQUITY HOLDINGS INC.

Date November 9, 2018	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

