Form 10-Q
period 2017-06-30
Crown Equity Holdings, Inc.
filed 2018-11-09
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current Assets
Cash	$228	$10,563
Total Current Assets	228	10,563

Total Assets	$228	$10,563

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$194,853	$168,721
Accounts payable to related parties	10,583	10,583
Notes payable	9,500	9,500
Notes payable to related parties, net of debt discount	6,328	6,116
Total Current Liabilities	221,264	194,920

Stockholders' Deficit
Preferred Stock, 20,000,000 shares authorized, $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,362,325 and 11,341,831 shares issued and outstanding, respectively	11,362	11,342
Additional paid-in capital	10,924,751	10,877,369
Accumulated deficit	(11,157,150)	(11,073,069)
Total Stockholders’ Deficit	(221,036)	(184,357)
Total Liabilities and Stockholders’ Deficit	$228	$10,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$309	$441	$963	$1,375

Operating expenses
General and Administrative	25,096	41,243	83,839	83,437
Total Operating Expenses	25,096	41,243	83,839	83,437

Net Operating Loss	(24,787)	(40,802)	(82,876)	(82,062)

Other expense
Interest expense	(686)	(1,287)	(1,205)	(46,517)
Loss on debt settlement	-	(16,443)	-	(19,443)
Total other expense	(686)	(17,730)	(1,205)	(65,960)

Net loss	$(25,473)	$(58,532)	$(84,081)	$(148,022)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	11,360,841	11,187,352	11,354,496	11,081,639

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(84,081)	$(148,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	212	-
Common stock issued for services	45,432	-
Loss on debt settlement	-	19,443
Amortization of beneficial conversion feature	-	44,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	26,132	(7,261)
Net cash used in operating activities	(12,305)	(91,840)

Cash flows from financing activities
Proceeds from sale of common stock	1,000	93,767
Payments on related party notes payable	-	(9,230)
Borrowings on third-party convertible notes payable	-	17,000
Borrowings on related party convertible notes payable	970	40,000
Net cash provided by financing activities	1,970	141,537

Net increase (decrease) in cash	(10,335)	49,697
Cash, beginning of period	10,563	2,448
Cash, end of period	$228	$52,145

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities
Common stock issued for settlement of debt and interest	$-	$2,707
Common stock issued for conversion of debt and interest	-	57,000
Beneficial conversion feature discount on convertible notes	970	44,000

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $11,157,150 and a working capital deficit of $221,036 as of June 30, 2017. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

As of June 30, 2017 and December 31, 2016, the Company had a payable of $10,583 and $10,583, respectively, to Montse Zaman, director. The payable is unsecured, bears no interest and due on demand.

As of June 30, 2017, the Company had outstanding notes payable to related parties of $6,328, net of unamortized debt discount of $758. During the six months ended June 30, 2017 the Company issued a convertible note of $970 with conversion price at $0.50. As of June 30, 2017 the aggregate outstanding principal balance under these related party notes payable was $7,086. These notes payables are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Mike Zaman, Montse Zaman and etc.

The Company evaluated embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" and determine the embedded conversion feature(s) should not be bifurcated from the host instrument and not accounted for as a derivative. The Company further evaluated the instrument under ASC 470-20 "Debt with Conversion and Other Options" and determine the conversion option is a beneficial conversion feature (BCF). The intrinsic value of the BCF is determined to be $970, and is recognized as debt discount with a corresponding credit to additional paid in capital. The discount is amortized over the life of the loan.

NOTE 4 – NOTES PAYABLE

As of June 30, 2017 and December 31, 2016, the aggregate unpaid principal balance under notes payable was $9,500 and $9,500 respectively. At June 30, 2017, the total outstanding short-term notes payable due to non-related third parties was $9,500. The notes were unsecured subject to annual interest of 0% and due on demand.

NOTE 5 – EQUITY

During the six months ended June 30, 2017, the Company issued the following shares of common stock:

•	2,000 shares for total $1,000 cash

•	18,494 shares of common stock were issued for services valued at $45,432

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company issued total common shares of 437,064 which are broken down as follows:

•	82,000 shares were issued for cash proceeds of $41,000 and

•	26,308 shares were issued for the settlement of a promissory note and interest of $13,154 and

•	28,756 shares were issued for service

•	300,000 shares issued for services to the chairman of the board

Promissory notes the Company entered subsequent to 06/30/17

During 2017, the following promissory notes were entered into subsequent to 06/30/2017: all notes have the following terms: 12% annual interest, due within one year and are convertible upon request from the holder.

1.) One notes with Arnulfo Saucedo-Bardan for $1,240; 2.) Four notes from Mike Zaman for $350, 500, 460, and $1,000; 3.) Three notes from Chris Knudsen for $631, 200, and 200; 4.) one note from Kevin Wiltz for $1,500; 5.) One note from Richard W. LeAndro for $3,000; 6.) Four notes from Montse Zaman for $50, 710, 40, and 1,500;

During 2018, the following promissory notes were entered into subsequent to 03/31/2017: all notes have the following terms: 12% annual interest, due within one year and are convertible upon request from the holder.

1.) One note from Richard W. LeAndro for $3,000; 2.) Seven notes from Montse Zaman for $20, 400, 25, 40, 1300, 700, and 760; 3.) One note from Mike Zaman for $450.

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

As of June 30, 2017, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

For the three month period ended June 30, 2017, revenues were $309 and $441 for the same period in 2016. Net losses were $25,473 for the three month period ended June 30, 2017 and $58,532 were recorded for the three months ended June 30, 2016. Operating expenses were $25,096 for the three months ended June 30, 2017 and $41,243 for the same period in 2016. Other income and expenses for the three month period ended June 30, 2017 were other expenses of $686 and other expenses of $17,730 for the same quarter in 2016.

Interest for the three months ended June 30, 2017 and 2016 was $686 and $1,287, respectively.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

For the six month period ended June 30, 2017, revenues were $963 and $1,375 for the same period in 2016. Net losses were $84,081 for the six month period ended June 30, 2017 and $148,022 were recorded for the six month period ended June 30, 2016. Operating expenses were $83,839 for the six months ended June 30, 2017 and $83,437 for the same period in 2016. Other income and expenses for the six month period ended June 30, 2017 were $1,205 and $65,960 for the same period in 2016.

The Company incurred losses on debt conversion of $0 for the six months ended June 30, 2017 of $19,443 in the same period ended June 30, 2016.

Interest for the six months ended June 30, 2017 and 2016 was $1,205 and $46,517, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, Crown Equity had current assets of $228 and current liabilities of $221,264 resulting in working capital deficit of $221,036. Stockholders' deficit as of June 30, 2017 was $221,036.

Net cash used by operating activities for the six months ended June 30, 2017 was $12,305 compared to net cash used of $91,840 for the same period in 2016.

Net cash used in investing activities was zero for the six months ended June 30, 2017 and 2016.

Net cash provided by financing activities during the six months ended June 30, 2017 was $1,970 compared to net cash provided of $141,537 in 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

The Company was subject to the following judgment:

Lowell Holden vs. Kenneth Bosket, Crown Equity Holdings Inc.

On March 3, 2016, Lowell Holden received a judgment for $39,965 in the Hennepin County District Court in Minneapolis, MN in reference to monies owed for prior services rendered. The judgment was settled with the plaintiff for $10,000. The Company accrued the $10,000 as settlement expense at June 30, 2016. The amount was paid in first quarter of 2016 and accrued 2015.

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2016.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2017, the Company issued the following shares of common stock:

•	2,000 shares for total $1,000 cash

•	18,494 shares of common stock were issued for services valued at $45,432

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

