Form 10-Q
period 2017-09-30
Crown Equity Holdings, Inc.
filed 2018-11-09
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(Issuer’s telephone number)

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

Crown Equity Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current Assets
Cash	$262	$10,563
Total Current Assets	262	10,563

Total Assets	$262	$10,563

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$184,558	$168,721
Accounts payable to related parties	10,583	10,583
Notes payable, net of debt discount	175	9,500
Notes payable to related parties, net of debt discount	4,370	6,116
Total Current Liabilities	199,686	194,920

Stockholders’ Deficit
Preferred Stock, 20,000,000 shares authorized, $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,454,885 and 11,341,831 shares issued and outstanding, respectively	11,455	11,342
Additional paid-in capital	11,014,607	10,877,369
Accumulated deficit	(11,225,487)	(11,073,069)
Total Stockholders’ Deficit	(199,424)	(184,357)
Total Liabilities and Stockholders’ Deficit	$262	$10,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2017	2016	2017	2016

Revenue	$540	$531	$1,503	$1,906

Operating expenses
General and Administrative	28,694	44,052	112,533	127,489
Total Operating Expenses	28,694	44,052	112,533	127,489

Net Operating Loss	(28,154)	(43,521)	(111,030)	(125,583)

Other (expense) income
Other income	-	178	-	178
Interest expense	(721)	(657)	(1,926)	(47,174)
Loss on debt settlement	(39,462)	-	(39,462)	(19,443)
Total other expense	(40,183)	(479)	(41,388)	(66,439)

Net loss	$(68,337)	$(44,000)	$(152,418)	$(192,022)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	11,424,395	11,192,179	11,378,105	11,118,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Crown Equity Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended
	Sept 30,
	2017	2016
Cash flows from operating activities
Net loss	$(152,418)	$(192,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Common stock issued for services	51,684	-
Loss on debt settlement	39,462	19,443
Amortization of beneficial conversion feature	637	44,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	19,491	(5,533)
Net cash used in operating activities	(41,144)	(134,112)

Cash flows from financing activities
Proceeds from sale of common stock	31,000	97,767
Payments on related party notes payable	(2,158)	(13,558)
Borrowings on third-party convertible notes payable	1,031	17,000
Borrowings on related party convertible notes payable	970	40,000
Net cash provided by financing activities	30,843	141,209

Net increase (decrease) in cash	(10,301)	7,097
Cash, beginning of period	10,563	2,448
Cash, end of period	$262	$9,545

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities
Common stock issued for settlement of debt and interest	$-	$2,707
Common stock issued for conversion of debt and interest	13,154	57,000
Beneficial conversion feature discount on convertible notes	2,051	44,000

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $11,225,487 and a working capital deficit of $199,424 as of September 30, 2017. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to Crown Equity’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

As of September 30, 2017 and December 31, 2016, the Company had a payable of $10,583 to Montse Zaman, director. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2016, the Company had outstanding notes payable to related parties of $6,116. During the nine months ended September 30, 2017 the Company issued convertible notes of $970 with conversion price at $0.50, and repaid $2,158 under other related party notes. As of September 30, 2017 the aggregate outstanding principal balance under these related party notes payable was $4,928. The balance as of September 30, 2017  is $4,370, net of unamortized debt discount of $558. These notes payables are with various officers and directors of the Company and with entities controlled by officers or directors of the Company including Mike Zaman, Montse Zaman and etc.

The Company evaluated embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” and determine the embedded conversion feature(s) should not be bifurcated from the host instrument and not accounted for as a derivative. The Company further evaluated the instrument under ASC 470-20 “Debt with Conversion and Other Options” and determine the conversion option is a beneficial conversion feature (BCF). The intrinsic value of the BCF is determined to be $970, and is recognized as debt discount with a corresponding credit to additional paid in capital. The debt discount is amortized over the life of the loan. Amortization as of September 30, 2017 was $462.

NOTE 4 – NOTES PAYABLE

As of September 30, 2017 and December 31, 2016, the aggregate unpaid principal balance under notes payable was $1,031 and $9,500 respectively. During the nine months ended September 30, 2017, the Company has a total additional borrowings of $1,031 of convertible note from third parties, which are convertible at $.50 per share. The notes payable are convertible into common stock at $0.50 per share. The $9,500 of notes converted and $3,654 accrued interest was fully converted into 26,308 shares of common stock during the period with a $39,462 loss on debt settlement. At September 30, 2017, the total outstanding short-term notes payable due to non-related third parties was $175, net of unamortized debt discount of $856. The notes were unsecured subject to annual interest ranging from 0% to 12%, and due on demand.

The Company evaluated embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” and determine the embedded conversion feature(s) should not be bifurcated from the host instrument and not accounted for as a derivative. The Company further evaluated the instrument under ASC 470-20 “Debt with Conversion and Other Options” and determine the conversion option is a beneficial conversion feature (BCF). The intrinsic value of the BCF is determined to be $1,031, and is recognized as debt discount with a corresponding credit to additional paid in capital. The BCF is being amortized over the period of the amortization of $175 during the nine months ended September 30, 2017.

NOTE 5 – EQUITY

During the nine months ended September 30, 2017, the Company issued the following shares of common stock:

•	62,000 shares for total $31,000 cash

•	26,308 shares were issued to settle $9,500 in debt and $3,654 in accrued interest.

•	24,746 shares of common stock were issued for services valued at $51,684.

 NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company issued total common shares of 344,504 which are broken down as follows:

•	22,000 shares were issued for cash proceeds of $11,000 and

•	22,504 shares were issued for services

•	300,000 shares issued for services to the chairman of the board

Promissory notes the Company entered subsequent to September 30, 2017

During 2017, the following promissory notes were entered into subsequent to 09/30/2017: all notes have the following terms: 12% annual interest, due within one year and are convertible upon request from the holder.

1.) One notes with Arnulfo Saucedo-Bardan for $1,240; 2.) Four notes from Mike Zaman for $350, 500, 460, and $1,000; 3.) One note from Kevin Wiltz for $1,500; 4.) One note from Richard W. LeAndro for $3,000; 5.) Four notes from Montse Zaman for $50, 710, 40, and 1,500;

During 2018, the following promissory notes were entered into subsequent to 09/30/2017: all notes have the following terms: 12% annual interest, due within one year and are convertible upon request from the holder.

1.) One note from Richard W. LeAndro for $3,000; 2.) Seven notes from Montse Zaman for $20, 400, 25, 40, 1,300, 700, and 760; 3.) One note from Mike Zaman for $450.

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

OVERVIEW

Crown Equity Holdings Inc. (“Crown Equity”) was incorporated in August 1995 in Nevada. The Company is offering its services to companies seeking to become public entities in the United States. It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields. The Company provides various consulting services to companies and individuals dealing with corporate structure and operations globally. The Company also provides public relations and news dissemination for publicly and privately held companies.

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

As of September 30, 2017, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

For the three month period ended September 30, 2017, revenues were $540 and $531 for the same period in 2016. Net losses were $68,337 for the three month period ended September 30, 2017 and $44,000 were recorded for the three months ended September 30, 2016. Operating expenses were $28,694 for the three months ended September 30, 2017 and $44,052 for the same period in 2016. Other income and expenses for the three month period ended September 30, 2017 were other expenses of $40,183 and other expenses of $479 for the same quarter in 2016.

Interest for the three months ended September 30, 2017 and 2016 was $721 and $657, respectively.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

For the nine month period ended September 30, 2017, revenues were $1,503 and $1,906 for the same period in 2016. Net losses were $152,418 for the nine month period ended September 30, 2017 and $192,022 were recorded for the nine month period ended September 30, 2016. Operating expenses were $112,533 for the nine months ended September 30, 2017 and $127,489 for the same period in 2016. Other income and expenses for the nine month period ended September 30, 2017 were $41,388 and $66,439 for the same period in 2016.

The Company incurred losses on debt conversion of $39,462 for the nine months ended September 30, 2017 and $19,443 in the same period ended September 30, 2016.

Interest for the nine months ended September 30, 2017 and 2016 was $1,926 and $47,174, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, Crown Equity had current assets of $262 and current liabilities of $199,686 resulting in working capital deficit of $199,424. Stockholders’ deficit as of September 30, 2017 was $199,424.

Net cash used by operating activities for the nine months ended September 30, 2017 was $41,144 compared to net cash used of $134,112 for the same period in 2016.

Net cash used in investing activities was zero for the six months ended September 30, 2017 and 2016.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $30,843 compared to net cash provided of $141,209 in 2016.

Our existing capital may not be sufficient to meet Crown Equity’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. This condition raises substantial doubt as to Crown Equity’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 12b-2 of the securities exchange act of 1934 (the “exchange act”) and are not requires to provide information required under this Item.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of material weaknesses in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weaknesses relate to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO and CFO also do not possess accounting expertise and our company does not have an audit committee. These material weaknesses are due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

The Company was subject to the following judgment:

Lowell Holden vs. Kenneth Bosket, Crown Equity Holdings Inc.

On March 3, 2016, Lowell Holden received a judgment for $39,965 in the Hennepin County District Court in Minneapolis, MN in reference to monies owed for prior services rendered. The judgment was settled with the plaintiff for $10,000. The Company accrued the $10,000 as settlement expense. Cash payment during Q1 2016, accrued as of 12/31/15.

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2016.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2017, Crown Equity issued:

•	62,000 shares for total $31,000 cash

•	26,308 shares were issued to settle $9,500 debt and $3,654 accrued interest.

•	24,746 shares of common stock were issued for services valued at $51,684.

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

