Form 10-Q
period 2018-03-31
Crown Equity Holdings, Inc.
filed 2019-03-27
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(702) 683-8946

(Issuer’s telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

March 27, 2019, there were 11,799,389 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

DEFINITIONS

In this Quarterly Report on Form 10-Q, the words “Crown Equity”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to Crown Equity Holdings, Inc.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership or a further change in the federal tax rate;

•	the inability to carry out plans and strategies as expected

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the terms of our convertible note payables, which could result in a default and acceleration of our indebtedness under our convertible note payables;

•	the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock;

•	the relatively low trading volume of our common stock, which could depress our stock price;

•	competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	a general reduction in the demand for our services;

•	our ability to enter into, and the terms of, future contracts;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the recognition of tax benefits related to uncertain tax positions;

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Crown Equity Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	Dec 31, 2017
	(Unaudited)
Assets
Current assets
Cash	$1,241	$1,862
Total Current Assets	1,241	1,862

Property and Equipment, net	72,237	79,460
Total Assets	$73,478	$81,322

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$205,870	$174,378
Accounts payable to related party	47,900	37,591
Convertible notes payable to related parties, net of discount	5,279	-
Convertible notes payable, net of discount	2,978	-
Notes payable to related parties	-	4,212
Notes payable	-	29,888
Current portion of long-term debt	10,813	10,518
Total Current Liabilities	272,840	256,587

Non-Current liabilities
Long-term debt	47,201	47,528
Total Liabilities	320,041	304,115

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,467,389 and 11,461,137 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	11,467	11,461
Additional paid-in capital	11,041,439	11,029,958
Accumulated deficit	(11,299,470)	(11,264,213)
Total stockholders’ deficit	(246,563)	(222,793)
Total liabilities and stockholders’ deficit	$73,478	$81,322

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenues	$1,696	$654
Revenues – Related Party	4,100	-
Total Revenues	5,796	654

Operating expenses
General and Administrative	35,230	58,743
Total Operating Expenses	35,230	58,743

Net Operating Loss	(29,434)	(58,089)

Other (expense) income
Interest expense	(2,623)	(519)
Amortization of beneficial conversion feature	(3,200)	-
Total other expense	(5,823)	(519)

Net loss	$(35,257)	$(58,608)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	11,461,206	11,351,197

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	1,000	$1	11,341,831	$11,342	$10,887,369	$(11,073,069)	$(184,357)
Common stock issued for services	-	-	15,444	15	39,164	--	39,179
Net loss	-	-	--	--	--	(58,608)	(58,608)
Balance, March 31, 2017		$1	11,357,275	$11,357	$10,916,533	$(11,131,677)	$(203,786)

Balance, December 31, 2017	1,000	$1	11,461,137	$11,461	$11,029,958	$(11,264,213)	$(222,793)
Common stock issued for services	-	-	6,252	6	6,246	--	6,252
Debt Discount					5,235		5,235
Net loss	-	-	--	--	--	(35,257)	(35,257)
Balance, March 31, 2018	1,000	$1	11,467,389	$11,467	$11,036,204	$(11,299,470)	$(246,563)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(35,257)	$(58,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	6,252	39,179
Depreciation	7,223	-
Amortization of beneficial conversion feature	3,200	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses – related party	10,309	-
Accounts payable and accrued expenses	2,809	9,115
Net cash used in operating activities	(5,464)	(10,314)

Cash flows from financing activities
Payments on convertible notes payable, related party	(392)	-
Borrowings from convertible notes payable, related party	2,235	-
Borrowings from convertible notes payable	3,000	-
Net cash provided by financing activities	4,843	-

Net increase (decrease) in cash	(641)	(10,314)
Cash, beginning of period	1,862	10,563
Cash, end of period	$1,241	$249

Supplemental disclosure of cash flow information
Interest paid	$2,022	$-
Income taxes paid	-	-

Non-Cash Transactions
Beneficial conversion feature discount on convertible notes	$5,235	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Crown Equity Holdings Inc. (“Crown Equity” or the “Company”) was incorporated in August 1995 in Nevada. The Company is a vertically integrated, global media and financial services company which provide powerful solutions to enhance worldwide visibility and universal relevance, enabling companies to achieve accelerated growth and rapid results that spans all the stages of a company’s life cycles.

Basis of Financial Statement Preparation

The accompanying Unaudited Condensed Consolidated Financial Statements of Crown Equity Holdings Inc. (“Crown Equity”, the “Company”) have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition, long-lived asset impairments and adjustments, deferred tax, stock-based compensation, and reserves for legal matters.

Cash and Cash Equivalents

Crown Equity considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Sales are recognized when control of promised services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, we generally allocate sales price to each distinct obligation based on the price of each service sold in separate transactions.

Payment terms vary by the type and location of the customer and services offered. Generally, the time between when revenue is recognized and payment is due is not significant. Crown Equity does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year. Sales and other taxes collected concurrent with revenue are excluded from sales.

We estimate credit or refund amounts at contract inception and adjust them at the end of each reporting period as additional information becomes available only to the extent that it is probable that a significant reversal of any revenue will not occur.

Adoption of New Accounting Standard

Crown Equity adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers, at the start of the first quarter of 2018 using the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings based on the current terms and conditions for open contracts as of January 1, 2018. The adoption of the standard did not have a material impact on the Company’s Consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Stock-Based Compensation

The Company addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The transactions are accounted for using a fair-value-based method and recognized as expenses in our statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the condensed consolidated statements of operations during the three months ended March 31, 2018, and 2017 were $6,252 and $39,179, respectively.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $0 for the three months ended March 31, 2018 and 2017.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $0 for the three months ended March 31, 2018 and 2017.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of March 31,2018 and December 31, 2017, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of March 31, 2018 and December 31, 2017:

	Mar 31, 2018	Dec 31, 2017
Net operating loss	$583,175	$575,978
Valuation allowance	(583,175)	(575,978)
Net deferred tax asset	$-	$-

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt these provisions on January 1, 2019, including interim periods subsequent to the date of adoption. Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current US GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, although early adoption is permitted. We expect to adopt these provisions on January 1, 2019, including interim periods subsequent to the date of adoption. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements.

NOTE 2 – GOING CONCERN

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared assuming that Crown Equity will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to reach profitability and increase in shareholders’ equity. As a result, our financial condition raises substantial doubt as to our ability to continue as a going concern. Crown Equity has an accumulated deficit of $11,299,470 and a working capital deficit of $271,599 as of March 31, 2018.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is provided corporate office space in Las Vegas, Nevada by the Director/Secretary/Treasurer at no charge.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the three months ended March 31, 2018, convertible notes payable from related parties were issued in the amount of $2,237. See Note 4, “Convertible Notes Payable” for additional information regarding convertible notes payable. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties. As of March 31, 2018, the Company has a balance of $47,900 of accounts payable with related parties. The Company received revenue from a related party in reference to providing its Manage IT services and support.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	Original	Due	Interest	Conversion	March 31,
Name	Note Date	Date	Rate	Rate	2018

Chris Knudsen	9/17/2017	9/17/2018	12%	$0.50	1,031
Kevin Wiltz	11/27/2017	11/27/2018	12%	$0.50	1,500
Richard LeAndro	12/5/2017	12/5/2018	12%	$0.50	3,000
Richard LeAndro	1/4/2018	1/4/2019	12%	$0.50	3,000
Total Non-Related Notes Payable					8,531
Less: Debt Discount					(5,553)
Notes Payable, net of Discount					2,978

Related Party:
Mike Zaman	10/9/2013	10/9/2014	12%	$0.50	1,760
Mike Zaman	12/30/2015	12/30/2016	12%	$0.50	1,458
Mike Zaman	4/12/2017	4/12/2018	12%	$0.50	350
Mike Zaman	11/15/2017	11/15/2018	12%	$0.50	500
Mike Zaman	11/27/2017	11/27/2018	12%	$0.50	460
Mike Zaman	11/30/2017	11/30/2018	12%	$0.50	1,000
Mike Zaman	1/19/2018	1/19/2019	12%	$0.50	450
Montse Zaman	10/5/2017	10/5/2018	12%	$0.50	508
Montse Zaman	11/9/2017	11/9/2018	12%	$0.50	40
Montse Zaman	12/29/2017	12/29/2018	12%	$0.50	1,500
Montse Zaman	1/20/2018	1/20/2019	12%	$0.50	20
Montse Zaman	1/24/2018	1/24/2019	12%	$0.50	400
Montse Zaman	2/22/2018	2/22/2019	12%	$0.50	25
Montse Zaman	2/23/2018	2/23/2019	12%	$0.50	40
Montse Zaman	2/28/2018	2/28/2019	12%	$0.50	1,300
Saucedo	1/19/2018	1/19/2019	12%	$0.50	924
Total Related Party Notes Payable					10,735
Less: Debt Discount					(5,456)
Notes Payable, net of Discount - Related Party					5,279

Chris Knudsen

As of March 31, 2018, there have been no additional notes, payment or conversion related the notes.

Kevin Wiltz

As of March 31, 2018, there have been no additional notes, payment or conversion related the notes.

Richard LeAndro

On January 4, 2018 the Company entered into an additional convertible promissory note with Mr. LeAndro for a loan in the amount of $3,000. The note carries interest at 12% per annum. The holder has the right to convert principal and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. There have been no payments or conversions for this note as of March 31, 2018. The note matures on January 3, 2019.

Mike Zaman

On January 19, 2018 the Company entered into an additional convertible promissory note with Mike Zaman for a loan in the amount of $450. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. There have been no payments or conversions for this note as of March 31, 2018. The note matures on January 18, 2019.

Montse Zaman

On January 20, 2018, January 24, 2018, February 22, 2018, February 23, 2018 and February 28, 2018, the Company entered into convertible promissory notes for with Montse Zaman for loan in the amount of $20, $400, $25, $40 and $1,300 respectively. The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. On January 10, 2018, a payment of $150 was made and no conversions for these notes as of March 31, 2018. The notes mature on January 20, 2019, January 24, 2019, February 22, 2019, February 23, 2019, and February 28, 2019, respectively.

Arnulfo Saucedo-Bardan

As of March 31, 2018, total payment of $210 has been made and no portion of these notes was converted.

NOTE 5 – NOTES PAYABLE

During December 2017, the Company borrowed an aggregate $58,047 under a leasing agreement with Dell. The leases have a bargain purchase option of $1 at the end of the lease term. On November 20, 2017, a $56,542 note from a third party for the lease of fixed assets, amortized over 60 months with monthly payments of $1,186. As of March 31, 2018, the Company’s balance is $56,542. On December 19, 2017, a $1,505 note/lease from a third party for the lease of fixed assets, amortized over 36 months with monthly payments of $54. As of March 31, 2018, the Company’s balance is $1,472.

NOTE 6 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of March 31, 2018.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of March 31, 2018, the Company has 1,000 shares of Series A Preferred Stock outstanding.

Restricted Stock

During the three months ended March 31, 2018, and 2017, we recognized $6,252 and $39,179, respectively, in compensation expense related to our issuance of restricted stock for services to company’s management. At March 31, 2018, the unamortized compensation cost related to outstanding unvested restricted stock was zero.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

NOTE 8 – SUBSEQUENT EVENTS

On February 20, 2018, Crown Equity agreed to sell its “Doing Business As” company known as (iB2BGlobal.com) to American Video Teleconferencing, Corp. (AVOT), which included maintenance and maintaining the “iB2BGlobal.com” online site within the Crown Equity Holdings server in exchange for 40,000,000 restricted shares of “AVOT” stock. As of March 31, 2018, the transaction has not closed.

On December 12, 2018, the Agreement was amended to issue the Company 1,000 shares of Series “A” Preferred Stock with no voting right in lieu of the 40,000,000 common shares. The Preferred Stock is convertible into 40,000, shares of American Video Teleconferencing at any time after June 30, 2019. In addition, to the 1,000 shares of Series A Convertible Preferred Stock with no voting rights, the Company has 7,000,000 common shares of American Video stock which is 7.2%. Currently, there are no common directors between the two companies.

During 2018, the following promissory notes were entered into subsequent to 3/31/2018:

Montse Zaman has 12% annual interest and both Munti Consulting notes have 10% annual interest, Notes are due within one year and holder has the right to convert principle of the notes and accrued interest into Common shares at a rate of $0.50 per share upon request from the holder.

On May 14, 2018, the following sum of $10,000 being paid in full from James Bobrik for consideration of 20,000 shares of restricted common stock of the corporation base on fifty cents ($0.50 USD) per share.

On May 14, 2018 the following sum of $1,000 being paid in full from Jacob Colvin for consideration of 2,000 shares of restricted common stock of the corporation base on fifty cents ($0.50 USD) per share.

On June 11, 2018, the issuance of 10,000 shares of restricted common stock of the corporation to Victor Peraza for services rendered.

On June 26, 2018, Steve Cantor was appointed as a Director and Chairman of Board, and Mike Zaman resigned as Chairman of Board. Steven was given 300,000 shares of restricted shares for 12 months of services to be rendered.

On July 2, 2018, the Company received $50,000 on an advertising and marketing contract with a company related to our new Chairman. The contract is for Three months of advertising, reviewing, publishing and disseminating press releases.

On August 21, 2018, OCHC LLC, a Company with common minor shareholder paid $632 of expenses on behalf of the Company, as well as on August 27, 2018 depositing $10,000 towards a future stock purchase of which no shares have been currently issued.

On October 2, 2018, the company issued a $35,000 convertible note from a related party, MUNTI CONSULTING, LLC (Steven Cantor). The note bears 10% annual interest and is due within one year. The conversion rate is $0.50 per share upon request from the holder.

On November 20, 2018 the following sum of $2,000 being paid in full from Richard LeAndro for consideration of 4,000 shares of restricted common stock of the corporation base on fifty cents ($0.50 USD) per share.

On December 31, 2018, The Board resolved to issue a total of 3,211 restricted shares of common stock to Vinoth Sambandam for his services from April 1 through June 30 (1,042 shares), July 1 through September 30 (1,127 shares), October 1 through December 31 (1,042 shares), respectively, in 2018. These shares have not been issued.

On January 9, 2019, Steven Cantor resigned as Chairman of the Board, and Deborah Robinson resigned as one of its directors and Chief Marketing Officer. Mike Zaman was appointed to Chairman of the Board. Management has evaluated subsequent events as of the date of the Unaudited Condensed Consolidated Financial Statements and has determined that all events are disclosed herein.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

As of March 31, 2018, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018, revenues were $5,796 and $654 for the same period in 2017.

The increase in revenues was due to the Company’s Managed Information Technology (IT) services and 24/7 support (including designing, developing, testing, maintain functionality, infrastructure monitoring, managing, and hosting) to a related party.

Operating expenses were $35,230 for the three months ended March 31, 2018 and $58,743 for the same period in 2017. The decrease was mainly due to stock issued for services being $33,000 less in the 2018 period versus 2017 offset by an increase in depreciation of approximately $7,000. Other income and expenses for the three months ended March 31, 2018 were other expenses of $5,823 and other expenses of $519 for the same quarter in 2017. The increase was due to interest expense being $2,104 higher and the $3,200 of amortization of the beneficial conversion feature related for the convertible notes issued for which there was zero in 2017.

Interest expense for the three months ended March 31, 2018 and 2017 was $2,623 and $519, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, Crown Equity had current assets of $1,241 and current liabilities of $272,840 resulting in working capital deficit of $271,599. Net cash used by operating activities for the three months ended March 31, 2018 was $5,464 compared to net cash used of $10,314 for the same period in 2017. The increase in operating cash flow resulted primarily from positive factors of a decrease in our net loss of approximately $23,000, an increase in the accounts payable year over year of $4,000, An increase in our amortization and depreciation of 10,000 as well as offsetting these amounts was a decrease in the amount for stock issued for services of approximately $33,000.

Net cash used in investing activities was zero for the three months ended March 31, 2018 and 2017.

Net cash provided by financing activities during the three months ended March 31, 2018 was $4,843 compared to net cash provided of $0 in 2017. For the three months ended March 31, 2018, we borrowed $5,235 on convertible notes and repaid $392 on notes payable. There was no similar activity for the same period in 2017.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 7, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2017.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2018, Crown Equity issued 6,252 shares for services valued at $6,252.

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

CROWN EQUITY HOLDINGS INC.

Date: March 27, 2019	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

