Form 10-Q
period 2018-06-30
Crown Equity Holdings, Inc.
filed 2019-05-06
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(702) 683-8946

(Issuer’s telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 6, 2019, there were 11,799,389 shares of Common Stock of the issuer outstanding.

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

Item 1. Financial Statements

Crown Equity Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	Dec 31, 2017
	(Unaudited)
Assets
Current assets
Cash	$315	$1,862
Total Current Assets	315	1,862

Property and Equipment, net	65,013	79,460
Total Assets	$65,328	$81,322

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$213,827	$174,378
Accounts payable to related party	53,652	37,591
Convertible notes payable to related parties, net of discount	7,196	-
Convertible notes payable, net of discount	4,806	-
Notes payable to related parties	-	4,212
Notes payable	-	29,888
Current portion of long-term debt	11,073	10,518
Total Current Liabilities	290,554	256,587

Non-Current liabilities
Long-term debt	46,003	47,528
Total Liabilities	336,557	304,115

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,489,389 and 11,461,137 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	11,489	11,461
Common Stock Payable	20,362	-
Additional paid-in capital	11,053,877	11,029,958
Accumulated deficit	(11,356,958)	(11,264,213)
Total stockholders’ deficit	(271,229)	(222,793)
Total liabilities and stockholders’ deficit	$65,328	$81,322

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$990	$309	$2,686	$963
Revenue – related party	2,000	-	6,100	-
Total Revenue	2,990	309	8,786	963

Operating expenses
General and Administrative	53,597	25,096	88,827	83,839
Total Operating Expenses	53,597	25,096	88,827	83,839

Net Operating Loss	(50,607)	(24,787)	(80,041)	(82,876)

Other expense
Interest expense	(3,136)	(686)	(5,759)	(1,205)
Amortization of beneficial conversion feature	(3,745)	-	(6,945)	-
Total other expense	(6,881)	(686)	(12,704)	(1,205)

Net loss	$(57,488)	$(25,473)	$(92,745)	$(84,081)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	11,478,993	11,360,841	11,468,497	11,354,496

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

SIX-MONTH PERIOD ENDED JUNE 30, 2018

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balance, December 31, 2017	1,000	$1	11,461,137	$11,461	$-	$11,029,958	$(11,264,213)	$(222,793)
Common stock issued for cash	-	-	22,000	22	-	10,978	-	11,000
Common stock issued for services	-	-	6,252	6	-	6,246	-	6,252
Debt Discount	-	-	-	-	-	6,695	-	6,695
Common Stock Payable	-	-	-	-	20,362	-	-	20,362
Net loss	-	-	-	-		-	(92,745)	(92,745)
Balance, June 30, 2018	1,000	$1	11,489,389	$11,489	$20,362	$11,053,877	$(11,356,958)	$(271,229)

THREE-MONTH PERIOD ENDED JUNE 30, 2018

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balance, March 31, 2018	1,000	$1	11,467,389	$11,467	$-	$11,041,439	$(11,299,470)	$(246,563)
Common stock issued for cash	-	-	22,000	22	-	10,978	-	11,000
Debt Discount	-	-	-	-	-	1,460		1,460
Common Stock Payable	-	-	-	-	20,362	-	-	20,362
Net loss	-	-	-	-		-	(57,488)	(57,488)
Balance, June 30, 2018	1,000	$1	11,489,389	$11,489	$20,362	$11,053,877	$(11,356,958)	$(271,229)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SIX-MONTH PERIOD ENDED JUNE 30, 2017

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balance, December 31, 2016	1,000	$1	11,341,831	$11,342	$-	$10,877,369	$(11,073,069)	$(184,357)
Common stock issued for cash	-	-	2,000	2	-	998	-	1,000
Common stock issued for services	-	-	18,494	18	-	45,414	-	45,432
Debt Discount	-	-	-	-		970		970
Net loss	-	-	-	-		-	(84,081)	(84,081)
Balance, June 30, 2017	1,000	$1	11,362,325	$11,362	$-	$10,924,751	$(11,157,150)	$(221,036)

THREE-MONTH PERIOD ENDED JUNE 30, 2017
	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balance, March 31, 2017	1,000	$1	11,357,275	$11,357	$-	$10,916,533	$(11,131,677)	$(203,786)
Common stock issued for cash	-	-	2,000	2	-	998	-	1,000
Common stock issued for services	-	-	3,050	3	-	6,250	-	6,253
Debt Discount	-	-	-	-	-	970	-	970
Net loss	-	-	-	-	-	-	(25,473)	(25,473)
Balance, June 30, 2017	1,000	$1	11,362,325	$11,362	$-	$10,924,751	$(11,157,150)	$(221,036)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(92,745)	$(84,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	26,617	45,432
Depreciation	14,447	-
Amortization of beneficial conversion feature	6,945	212
Changes in operating assets and liabilities:
Accounts payable and accrued expenses – related party	16,061	-
Accounts payable and accrued expenses	10,763	26,132
Net cash (used) in operating activities	(17,912)	(12,305)

Cash flows from financing activities
Payments on convertible notes payable, related party	(360)	-
Principle payments on debt	(970)	-
Borrowings on convertible notes payable, related party	3,695	-
Borrowings on convertible debt	3,000	970
Proceeds from sale of common stock	11,000	1,000
Net cash provided by financing activities	16,365	1,970

Net increase (decrease) in cash	(1,547)	(10,335)
Cash, beginning of period	1,862	10,563
Cash, end of period	$315	$228

Supplemental disclosure of cash flow information
Interest paid	$4,585	$-
Income taxes paid	-	-

Non-Cash Transactions
Beneficial conversion feature discount on convertible notes	$6,695	$970

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the condensed consolidated statements of operations during the six months ended June 30, 2018, and 2017 were $26,617 and $45,432, respectively.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $0 for the six months ended June 30, 2018 and 2017.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $0 for the six months ended June 30, 2018 and 2017.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of June 30, 2018 and December 31, 2017, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	Dec 31, 2017
Net operating loss	$594,005	$575,978
Valuation allowance	(594,005)	(575,978)
Net deferred tax asset	$-	$-

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

NOTE 2 – GOING CONCERN

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared assuming that Crown Equity will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to reach profitability and increase in shareholders’ equity. As a result, our financial condition raises substantial doubt as to our ability to continue as a going concern. Crown Equity has an accumulated deficit of $11,356,958 and a working capital deficit of $290,239 as of June 30, 2018.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is provided corporate office space in Las Vegas, Nevada by the Director/Secretary/Treasurer at no charge.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the six months ended June 30, 2018, convertible notes payable from related parties were issued in the amount of $3,695. See Note 4, “Convertible Notes Payable” for additional information regarding convertible notes payable. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties. As of June 30, 2018, the Company has a balance of $53,652 of accounts payable with related parties.

The Company received revenue from a related party in reference to providing its Manage IT services and support.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	Original	Due	Interest	Conversion	June 30,
Name	Note Date	Date	Rate	Rate	2018

Chris Knudsen	09/17/2017	09/17/2018	12%	$0.50	1,031
Kevin Wiltz	11/27/2017	11/27/2018	12%	$0.50	1,500
Richard LeAndro	12/05/2017	12/05/2018	12%	$0.50	3,000
Richard LeAndro	01/04/2018	01/04/2019	12%	$0.50	3,000
Total Convertible Notes Payable					8,531
Less: Debt Discount					(3,725)
Convertible Notes Payable, net of Discount					4,806

Related Party:
Mike Zaman	10/09/2013	10/09/2014	12%	$0.50	1,760
Mike Zaman	12/30/2015	12/30/2016	12%	$0.50	1,458
Mike Zaman	04/12/2017	04/12/2018	12%	$0.50	350
Montse Zaman	10/05/2017	10/05/2018	12%	$0.50	508
Arnulfo Saucedo-Bardan	10/27/2017	10/17/2018	12%	$0.50	924
Montse Zaman	11/09/2017	11/09/2018	12%	$0.50	40
Mike Zaman	11/15/2017	11/15/2018	12%	$0.50	500
Mike Zaman	11/27/2017	11/27/2018	12%	$0.50	460
Mike Zaman	11/30/2017	11/30/2018	12%	$0.50	1,000
Montse Zaman	12/29/2017	12/29/2018	12%	$0.50	1,500
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	450
Montse Zaman	01/20/2018	01/20/2019	12%	$0.50	20
Montse Zaman	01/24/2018	01/24/2019	12%	$0.50	400
Montse Zaman	02/22/2018	02/22/2019	12%	$0.50	25
Montse Zaman	02/23/2018	02/23/2019	12%	$0.50	40
Montse Zaman	02/28/2018	02/28/2019	12%	$0.50	1,300
Montse Zaman	04/11/2018	04/11/2019	12%	$0.50	700
Montse Zaman	06/07/2018	06/07/2019	12%	$0.50	760
Total Convertible Related Party Notes Payable					12,195
Less: Debt Discount					(4,999)
Convertible Notes Payable, net of Discount - Related Party					7,196

Chris Knudsen

As of June 30, 2018, there have been no additional notes, payment or conversion related the notes.

Kevin Wiltz

As of June 30, 2018, there have been no additional notes, payment or conversion related the notes.

Richard LeAndro

On January 4, 2018 the Company entered into an additional convertible promissory note with Mr. LeAndro for a loan in the amount of $3,000. The note carries interest at 12% per annum. The holder has the right to convert principal and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. There have been no payments or conversions for this note as of June 30, 2018. The note matures on January 3, 2019.

Mike Zaman

On January 19, 2018 the Company entered into an additional convertible promissory note with Mike Zaman for a loan in the amount of $450. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. There have been no payments or conversions for this note as of June 30, 2018. The note matures on January 18, 2019.

Montse Zaman

On January 20, 2018, January 24, 2018, February 22, 2018, February 23, 2018, February 28, 2018, April 11, 2018 and June 7, 2018, the Company entered into convertible promissory notes for with Montse Zaman for loan in the amount of $20, $400, $25, $40, $1,300, $700 and $760 respectively. The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. Interest on Montse Zaman notes were $109 for the 6 months ended June 2018 and $10 for the six months ended June 2017. On January 10, 2018, a payment of $150 was made and no conversions for these notes as of June 30, 2018. The notes mature on January 20, 2019, January 24, 2019, February 22, 2019, February 23, 2019, February 28, 2019, April 11, 2019 and June 7, 2019 respectively.

Arnulfo Saucedo-Bardan

As of June 30, 2018, total payment of $210 has been made and no portion of these notes was converted.

The Company accrued interest of $253 for convertible notes payable and $830 for related party convertible notes payable in the six months ended June 30, 2018.

NOTE 5 – NOTES PAYABLE

During December 2017, the Company borrowed an aggregate $58,047 under a leasing agreement with Dell. The leases have a bargain purchase option of $1 at the end of the lease term. On November 20, 2017, a $56,542 note from a third party for the lease of fixed assets, amortized over 60 months with monthly payments of $1,186. As of June 30, 2018, the Company’s balance is $56,012. On December 19, 2017, a $1,505 note from a third party for the lease of fixed assets, amortized over 36 months with monthly payments of $54. As of June 30, 2018, the Company’s balance is $1,064. The Company paid $4,585 of interest on notes payable for the six months ended June 30, 2018.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

There were 6,252 shares issued for $6,252 services rendered per agreement.

For the six months ended June 30, 2018, the Company issued 22,000 shares for cash proceeds of $11,000 and $20,362 in shares payable related to services.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of June 30, 2018.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of June 30, 2018, the Company has 1,000 shares of Series A Preferred Stock outstanding.

Restricted Stock

During the six months ended June 30, 2018, and 2017, we recognized $26,617 and $45,432, respectively, in compensation expense related to our issuance of restricted stock for services to company’s management. At June 30, 2018, the unamortized compensation cost related to outstanding unvested restricted stock was zero.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

NOTE 8 – SUBSEQUENT EVENTS

On February 20, 2018, Crown Equity agreed to sell its “Doing Business As” company known as (iB2BGlobal.com) to American Video Teleconferencing, Corp. (AVOT), which included maintenance and maintaining the “iB2BGlobal.com” online site within the Crown Equity Holdings server in exchange for 40,000,000 restricted shares of “AVOT” stock. As of the date of this filing, the transaction has not closed.

On December 12, 2018, the Agreement was amended to issue the Company 1,000 shares of Series “A” Preferred Stock with no voting right in lieu of the 40,000,000 common shares. The Preferred Stock is convertible into 40,000, shares of American Video Teleconferencing at any time after June 30, 2019. In addition, to the 1,000 shares of Series A Convertible Preferred Stock with no voting rights, the Company has 7,000,000 common shares of American Video stock which is 7.2%, The 7,000,000 shares were acquired on December 13, 2010 and February 4, 2011, in the amount of 3,000,000 and 4,000,000, respectively. We recorded impairment on the value of the shares in 2014. The Company became a related party in 2013 due to common officers and Directors.

During 2018, the following promissory notes were entered into subsequent to June 30, 2018:

On July 2, 2018, the Company received $50,000 on an advertising and marketing contract with a company related to our new Chairman. The contract is for Three months of advertising, reviewing, publishing and disseminating press releases.

On July 1, 2018, Steven A. Cantor was issued 300,000 shares of restricted shares for 12 months of services to be rendered.

On July 1, 2018, Victor Peraza was issued 10,000 shares of restricted shares for services rendered

On August 21, 2018, OCHC LLC, a Company with common minor shareholder paid $632 of expenses on behalf of the Company, as well as on August 27, 2018 depositing $10,000 towards a future stock purchase of which no shares have been currently issued.

On October 2, 2018, the company issued a $35,000 convertible note from a related party, MUNTI CONSULTING, LLC (Steven A. Cantor). The note bears 10% annual interest and is due within one year. The conversion rate is $0.50 per share upon request from the holder.

On November 20, 2018 the following sum of $2,000 being paid in full from Richard LeAndro for consideration of 4,000 shares of restricted common stock of the corporation base on fifty cents ($0.50 USD) per share.

On December 31, 2018, The Board resolved to issue a total of 3,211 restricted shares of common stock to Vinoth Sambandam for his services from April 1 through June 30 (1,042 shares), July 1 through September 30 (1,127 shares), October 1 through December 31 (1,042 shares), respectively, in 2018. The amount $6,252 is recorded in the stock payable amount for services rendered in April through June 30, 2018. These shares have not been issued.

On January 9, 2019, Steven A. Cantor resigned as Chairman of the Board, and Deborah Robinson resigned as one of its directors and Chief Marketing Officer. Mike Zaman was appointed to Chairman of the Board. Management has evaluated subsequent events as of the date of the Unaudited Condensed Consolidated Financial Statements and has determined that all events are disclosed herein.

On January 23 and February 25 of 2019, Richard LeAndro purchased 4,000 and 6,000 shares respectively.

On April 23, 2019 Glen J. Rineer purchased 6,000 shares.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Crown Equity’s actual results could differ materially from those set forth on the forward-looking statements as a result of the risks set forth in Crown Equity’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward-looking statements.

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

As of June 30, 2018, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018, revenues were $2,990 and $309 for the same period in 2017. The primary increase in revenues was due to the Company’s Managed Information Technology (IT) services and 24/7 support (including designing, developing, testing, maintain functionality, infrastructure monitoring, managing, and hosting) to a related party.

Net losses were $57,488 for the three months ended June 30, 2018 and $25,473 were recorded for the six months ended June 30, 2017. Operating expenses were $53,597 for the three months ended June 30, 2018 and $25,096 for the same period in 2017. Much of the increase was due to depreciation of $14,447 which was zero in the prior year. Other expenses for the three months ended June 30, 2018 were other expenses of $6,881 and other expenses of $686 for the same quarter in 2017.

Interest for the three months ended June 30, 2018 and 2017 was $3,136 and $686, respectively.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018, revenues were $8,786 and $963 for the same period in 2017. The primary increase in revenues was due to the Company’s Managed Information Technology (IT) services and 24/7 support (including designing, developing, testing, maintain functionality, infrastructure monitoring, managing, and hosting) to a related party.

Net losses were $92,745 for the six months ended June 30, 2018 and $84,081 were recorded for the six months ended June 30, 2017. Operating expenses were $88,827 for the six months ended June 30, 2018 and $83,839 for the same period in 2017. Expenses as a whole were similar for both years. Other expenses for the six months ended June 30, 2018 were other expenses of $13,531 and other expenses of $1,205 for the same quarter in 2017.

Interest for the six months ended June 30, 2018 and 2017 was $5,759 and $1,205, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, Crown Equity had current assets of $315 and current liabilities of $290,554 resulting in working capital deficit of $290,239. Stockholders’ deficit as of June 30, 2018 was $271,229. Net cash used by operating activities for the six months ended June 30, 2018 was $17,913 compared to net cash used of $12,305 for the same period in 2017.

Our cash used by operating activities increased to $17,912 for the six months ended June 30, 2018 compared to $12,305 for the same period in 2017 due mainly to the increase in our net loss for the respective periods.

Net cash used/provided by investing activities was zero in both years.

Cash provided by financing activities increased to $16,365 in the six months ended June 30, 2018 compared to $1,970 for the same period in 2017. This was due to the sale of common stock for $11,000, borrowings on notes payable of $6,695 and repayments of notes payable of ($1,330) for the six months ended June 30, 2018 compared to the sale of common stock for $1,000 and borrowings on notes payable of $1,970 for the six months ended June 30, 2018

Our existing capital may not be sufficient to meet Crown Equity’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. This condition raises substantial doubt as to Crown Equity’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 12b-2 of the securities exchange act of 1934 (the “exchange act”) and are not requires to provide information required under this Item.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of material weaknesses in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weaknesses relate to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO and CFO also do not possess accounting expertise and our company does not have an audit committee. These material weaknesses are due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2018, Crown Equity issued:

•	20,000 shares of common stock were issued for stock subscription valued at $10,000
•	2,000 shares of common stock were issued for stock subscription valued at $1,000

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

CROWN EQUITY HOLDINGS INC.

Date: May 6, 2019	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

