Form 10-Q
period 2018-09-30
Crown Equity Holdings, Inc.
filed 2019-07-22
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of July 19, 2019, there were 11,799,389 shares of Common Stock of the issuer outstanding.

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

Item 1. Financial Statements

Crown Equity Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	Dec 31, 2017
	(Unaudited)
Assets
Current assets
Cash	$2,090	$1,862
Total Current Assets	2,090	1,862

Property and Equipment, net	57,790	79,460
Total Assets	$59,880	$81,322

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$211,274	$174,378
Accounts payable to related party	57,904	37,591
Convertible notes payable to related parties, net of discount	2,809	-
Convertible notes payable, net of discount	6,651	-
Notes payable to related parties	-	4,212
Notes payable	-	29,888
Current portion of long-term debt	11,338	10,518
Deferred revenue	50,000	-
Total Current Liabilities	339,976	256,587

Non-Current liabilities
Long-term debt	43,080	47,528
Total Liabilities	383,056	304,115

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,799,389 and 11,461,137 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	11,799	11,461
Common Stock Payable	22,504	-
Additional paid-in capital	11,143,924	11,029,958
Accumulated deficit	(11,501,404)	(11,264,213)
Total stockholders’ deficit	(323,176)	(222,793)
Total liabilities and stockholders’ deficit	$59,880	$81,322

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2018	2017	2018	2017

Revenue	$226	$540	$2,912	$1,503
Revenue – related party	1,000	-	7,100	-
Total Revenue	1,226	540	10,012	1,503

Operating expenses
General and Administrative	139,674	28,694	228,501	112,533
Total Operating Expenses	139,674	28,694	228,501	112,533

Net Operating Loss	(138,448)	(28,154)	(218,489)	(111,030)

Other expense
Interest expense	(2,116)	(721)	(7,875)	(1,926)
Loss on debt settlement	-	(39,462)	-	(39,462)
Amortization of beneficial conversion feature	(3,882)	-	(10,827)	-
Total other expense	(5,988)	(40,183)	(18,702)	(41,388)

Net loss	$(144,446)	$(68,337)	$(237,191)	$(152,418)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	11,561,237	11,424,295	11,500,742	11,378,105

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balance, December 31, 2017	1,000	$1	11,461,137	$11,461	$-	$11,029,958	$(11,264,213)	$(222,793)
Common stock issued for cash	-	-	22,000	22	-	10,978	-	11,000
Common stock issued for services	-	-	316,252	316	-	95,662	-	95,978
Debt Discount	-	-	-	-	-	7,326	-	7,326
Common Stock Payable	-	-	-	-	22,504	-	-	22,504
Net loss	-	-	-	-		-	(237,191)	(237,191)
Balance, September 30, 2018	1,000	$1	11,799,389	$11,799	$22,504	$11,143,924	$(11,501,404)	$(323,176)

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balance, June 30, 2018	1,000	$1	11,489,389	$11,489	$20,362	$11,053,877	$(11,356,958)	$(271,229)
Common stock issued for services	-	-	310,000	310	(7,858)	89,416	-	81,868
Debt Discount	-	-	-	-	-	631	-	-
Common Stock Payable	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-		-	(144,446)	(144,446)
Balance, September 30, 2018	1,000	$1	11,799,389	$11,799	$22,504	$11,143,924	$(11,501,404)	$(323,176)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balance, December 31, 2016	1,000	$1	11,341,831	$11,342	$-	$10,877,369	$(11,073,069)	$(184,357)
Common stock issued for cash	-	-	62,000	62	-	30,938	-	31,000
Common stock issued for services	-	-	24,746	25	-	51,659	-	51,684
Common stock issued for debt and interest	-	-	26,308	26	-	13,128	-	13,154
Debt Discount	-	-	-	-	-	41,513	-	41,513
Net loss	-	-	-	-		-	(152,418)	(152,418)
Balance, September 30, 2017	1,000	$1	11,454,885	$11,455	$-	$11,014,607	$(11,225,487)	$(199,424)

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balance, June 30, 2017	1,000	$1	11,362,325	$11,362	$-	$10,924,751	$(11,157,150)	$(221,036)
Common stock issued for cash	-	-	60,000	60	-	29,940	-	30,000
Common stock issued for services	-	-	6,252	7	-	6,245	-	6,252
Common stock issued for debt and interest	-	-	26,308	26	-	13,128	-	13,154
Debt Discount	-	-	-	-	-	40,543	-	40,543
Net loss	-	-	-	-	-	-	(68,337)	(68,337)
Balance, September 30, 2017	1,000	$1	11,454,885	$11,455	$-	$11,014,607	$(11,225,487)	$(199,424)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept 30,
	2018	2017
Cash flows from operating activities
Net loss	$(237,191)	$(152,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	118,482	51,684
Depreciation	21,670	-
Amortization of beneficial conversion feature	10,827	637
Loss on debt settlement	-	39,462
Changes in operating assets and liabilities:
Accounts payable and accrued expenses – related party	(20,313)	-
Accounts payable and accrued expenses	8,211	19,491
Deferred revenue	50,000	-
Net cash (used) in operating activities	(7,687)	(41,144)

Cash flows from financing activities
Payments on convertible notes payable, related party	(6,783)	(2,158)
Principle payments on debt	(3,628)	-
Borrowings on convertible notes payable, related party	4,326	970
Borrowings on convertible debt	3,000	1,031
Proceeds from sale of common stock	11,000	31,000
Net cash provided by financing activities	7,915	30,843

Net increase (decrease) in cash	228	(10,301)
Cash, beginning of period	1,862	10,563
Cash, end of period	$2,090	$262

Supplemental disclosure of cash flow information
Interest paid	$7,326	$-
Income taxes paid	-	-

Non-Cash Transactions
Beneficial conversion feature discount on convertible notes	$6,695	$2,051
Common stock issued for conversion of debt and interest	-	13,154

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the condensed consolidated statements of operations during the nine months ended September 30, 2018, and 2017 were $118,482 and $51,684, respectively.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $0 for the nine months ended September 30, 2018 and 2017.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $0 for the nine months ended September 30, 2018 and 2017.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of September 30, 2018 and December 31, 2017, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of September 30, 2018 and December 31, 2017:

	Sept 30, 2018	Dec 31, 2017
Net operating loss	$628,071	$575,978
Valuation allowance	(628,071)	(575,978)
Net deferred tax asset	$-	$-

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

In September 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current US GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, although early adoption is permitted. We expect to adopt these provisions on January 1, 2019, including interim periods subsequent to the date of adoption. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements.

NOTE 2 – GOING CONCERN

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared assuming that Crown Equity will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to reach profitability and increase in shareholders’ equity. As a result, our financial condition raises substantial doubt as to our ability to continue as a going concern. Crown Equity has an accumulated deficit of $11,501,404 and a working capital deficit of $337,886 as of September 30, 2018.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is provided corporate office space in Las Vegas, Nevada by the Director/Secretary/Treasurer at no charge.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the nine months ended September 30, 2018, convertible notes payable from related parties were issued in the amount of $4,326. See Note 4, “Convertible Notes Payable” for additional information regarding convertible notes payable. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties. As of September 30, 2018, the Company has a balance of $57,904 of accounts payable with related parties.

The Company received $50,000 from a related party in reference to a contract for nine months of advertising and disseminating press releases.

The Company received revenue from a related party in reference to providing its Manage IT services and support.

The Company issued On July 1, 2018, 300,000 restricted shares for 12 months of services to be rendered on July 1, 2018, to Steven A. Cantor. The company also issued on May 31, 2018, 6,252 shares to Vinoth Sambandam and on July 1, 2018, 10,000 shares to Victor Peraza for services for a total amount $95,978.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	Original	Due	Interest	Conversion	Sept 30,
Name	Note Date	Date	Rate	Rate	2018

Chris Knudsen	09/17/2017	09/17/2018	12%	$0.50	1,031
Kevin Wiltz	11/27/2017	11/27/2018	12%	$0.50	1,500
Richard LeAndro	12/05/2017	12/05/2018	12%	$0.50	3,000
Richard LeAndro	01/04/2018	01/04/2019	12%	$0.50	3,000
Total Convertible Notes Payable					8,531
Less: Debt Discount					(1,880)
Convertible Notes Payable, net of Discount					6,651

Related Party:
Mike Zaman	12/30/2015	12/30/2018	12%	$0.50	718
Mike Zaman	04/12/2017	04/12/2018	12%	$0.50	350
Mike Zaman	11/15/2017	11/15/2018	12%	$0.50	500
Mike Zaman	11/27/2017	11/27/2018	12%	$0.50	460
Mike Zaman	11/30/2017	11/30/2018	12%	$0.50	1,000
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	450
Montse Zaman	02/28/2018	02/28/2019	12%	$0.50	833
Montse Zaman	04/11/2018	04/11/2019	12%	$0.50	700
Montse Zaman	06/07/2018	06/07/2019	12%	$0.50	760
OCHC	08/21/2018	08/21/2019	12%	$0.50	631
Total Convertible Related Party Notes Payable					6,402
Less: Debt Discount					(3,593)
Convertible Notes Payable, net of Discount - Related Party					2,809

Chris Knudsen

As of September 30, 2018, there have been no additional notes, payment or conversion related the notes.

Kevin Wiltz

As of September 30, 2018, there have been no additional notes, payment or conversion related the notes.

Richard LeAndro

On January 4, 2018 the Company entered into an additional convertible promissory note with Mr. LeAndro for a loan in the amount of $3,000. The note carries interest at 12% per annum. The holder has the right to convert principal and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. There have been no payments or conversions for this note as of September 30, 2018. The note matures on January 3, 2019.

Mike Zaman

On December 30, 2015, April 12, 2017, November 15, 2017, November 27, 2017, November 30, 2017 and January 19, 2018 the Company entered into convertible promissory notes with Mike Zaman for a loans in the amount of $1,458, $350, $500, $460, $1,000 and $450, respectively. The balance on the $1,458 note was $718 at September 30, 2018. The notes carry interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the notes, which has been amortized over the life of the note using the straight-line method. Payments of $500, $500 and $1,500 were made on July 3, July 11 and August 28, respectively, and no conversions for these notes as of September 30, 2018. The note matures on January 18, 2019.

Montse Zaman

On January 20, 2018, January 24, 2018, February 22, 2018, February 23, 2018, February 28, 2018, April 11, 2018 and June 7, 2018, the Company entered into convertible promissory notes for with Montse Zaman for loan in the amount of $20, $400, $25, $40, $1,300, $700 and $760 respectively. The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. Interest on Montse Zaman notes were $109 for the 6 months ended September 2018 and $10 for the nine months ended September 2017. Payments of $150, $500, $2,000 and $500 were made on January 10, 2018, July 3, July 27 and August 29, respectively, and no conversions for these notes as of September 30, 2018. The notes mature on February 28, 2019, April 11, 2019 and June 7, 2019 respectively.

Arnulfo Saucedo-Bardan

As of September 30, 2018, total payment of $1,133 has been made and no portion of these notes was converted. The balance at September 30, 2018 was $0.

The Company accrued interest of $762 for convertible notes payable and $1,040 for related party convertible notes payable in the nine months ended September 30, 2018.

NOTE 5 – NOTES PAYABLE

On November 20, 2017, a $56,542 note from a third party for the lease of fixed assets, amortized over 60 months with monthly payments of $1,186. As of September 30, 2018, the Company’s balance is $53,439.

On December 19, 2017, a $1,505 note from a third party for the lease of fixed assets, amortized over 36 months with monthly payments of $54. As of September 30, 2018, the Company’s balance is $979.

Both leases have a bargain purchase option of $1 at the end of the lease term.

The Company paid $6,772 of interest on notes payable for the nine months ended September 30, 2018.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

There were 316,252 shares issued for $95,978 services rendered per agreement. These were valued using the market value on the date of grant.

For the nine months ended September 30, 2018, the Company issued 22,000 shares for cash proceeds of $11,000 and $22,504 in shares payable related to services. These were valued using the market value on the date of grant.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of September 30, 2018.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of September 30, 2018, the Company has 1,000 shares of Series A Preferred Stock outstanding.

Restricted Stock

During the nine months ended September 30, 2018, and 2017, we recognized $118,482 and $51,684. At September 30, 2018, the unamortized compensation cost related to outstanding unvested restricted stock was zero.

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

On December 31, 2018, The Board resolved to issue a total of 3,211 restricted shares of common stock to Vinoth Sambandam for his services from April 1 through September 30 (1,042 shares), July 1 through September 30 (1,127 shares), October 1 through December 31 (1,042 shares), respectively, in 2018. The amount $12,504 is recorded in the stock payable amount for services rendered in April through September 30, 2018. These shares have not been issued.

On January 9, 2019, Steven A. Cantor resigned as Chairman of the Board, and Deborah Robinson resigned as one of its directors and Chief Marketing Officer. Mike Zaman was appointed to Chairman of the Board. Management has evaluated subsequent events as of the date of the Unaudited Condensed Consolidated Financial Statements and has determined that all events are disclosed herein.

Subsequent to September 30, 2018, on May 24, 2019, the Company issued a total of 153,377 common shares, which are broken down as follows:

40,000 shares were issued for cash proceeds of $20,000 and 113,377 shares were issued for the conversions of 2017 and 2018 notes payable

All notes with the exception of Munti Consulting, LLC have 12% annual interest, due within one year and are convertible at $0.50 per share. Munti Consulting, LLC notes have 10% annual interest, due within one year and are convertible at $0.50 per share.

Notes converted were as follows:

Five notes from OCHC, LLC on August 21, 2018 for $631.32, October 2, 2018 for $631.32, October 24, 2018 for $631.32, November 16, 2018 for $631.32 and December 4, 2018 for $631.32. Shares issued were 1,263, 1,263, 1,263, 1,263 and 1,263, respectively.

Three notes from Chris Knudsen on July 7, 2017 for $630.77, August 8, 2017 for $200 and September 18, 2017 for $200. Shares issued were 1,262, 400 and 400, respectively.

One note from Kevin Wiltz on November 27, 2017 for $1,500 which 3,000 shares were issued.

Two notes from Richard W. LeAndro on December 5, 2017 for $3,000 and January 4, 2018 for $3,000. Shares issued were 6,000 and 6,000, respectively.

Two notes from Munti Consulting, LLC on October 2, 2018 for $35,000 and December 19, 2018 for $10,000. Shares issued were 70,000 and 20,000, respectively.

The notes converted results in a $181,403 loss on conversion.

Purchases of Company stock subsequent to September 30, 2018:

On November 20, 2018, January 23, 2019 and February 25, 2019, Richard LeAndro purchased $2,000, for 4,000 shares, $2,000 for 4,000 shares and $3,000 for 6,000 shares, respectively.

On April 23, 2019, Glen J. Ringer purchased $3,000 for 6,000 shares of Company stock.

On April 30, 2019, Munti Consulting, LLC purchased $10,000 for 20,000 shares of Company stock.

On May 31, 2019 and July 1, 2019 Munti Consulting, LLC purchased $10,000 for 20,000 shares and $10,000 for 20,000 shares, respectively. Shares purchased on May 31, 2019 and July 1, 2019 has not been issued as of the filing date.

Promissory notes the Company entered subsequent to September 30, 2018:

The following promissory notes were entered into subsequent to September 30, 2018 with the following terms: 12% annual interest, due within one year and are convertible at $0.50 per share upon request from the holder.

We have two notes from Munti Consulting, LLC a Company owned by Steven Cantor, for $35,000 and $10,000 on October 2, 2018 and December 19, 2018, respectively.

On May 10, 2019, Brian D. Colvin resigned as director and Vice President, as well as Arnulfo Saucedo-Bardan resigned as director and Chief Operating Officer. Montse Zaman appointed Chief Operating Officer as she maintains her Secretary/Treasurer position.

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

As of September 30, 2018, Crown Equity had no paid employees and was utilizing the services of one independent contractor and consultant.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018, revenues were $1,226 and $540 for the same period in 2017. The primary increase in revenues was due to the Company’s Managed Information Technology (IT) services and 24/7 support (including designing, developing, testing, maintain functionality, infrastructure monitoring, managing, and hosting) to a related party.

Net losses were $144,446 for the three months ended September 30, 2018 and $68,337 were recorded for the nine months ended September 30, 2017. Operating expenses were $139,674 for the three months ended September 30, 2018 and $28,694 for the same period in 2017. A depreciation of $7,224 which was zero in the prior year. Other expenses for the three months ended September 30, 2018 were other expenses of $5,988 and other expenses of $40,183 for the same quarter in 2017. The larger amount in 2017 was due to a loss on debt settlement of $39,462.

Interest for the three months ended September 30, 2018 and 2017 was $2,116 and $721, respectively.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, revenues were $10,012 and $1,503 for the same period in 2017. The primary increase in revenues was due to the Company’s Managed Information Technology (IT) services and 24/7 support (including designing, developing, testing, maintain functionality, infrastructure monitoring, managing, and hosting) to a related party.

Net losses were $237,191 for the nine months ended September 30, 2018 and $152,418 were recorded for the nine months ended September 30, 2017. Operating expenses were $228,501 for the nine months ended September 30, 2018 and $112,533 for the same period in 2017. Much of the increase was due to depreciation of $21,670 which was zero in the prior year. Other expenses for the nine months ended September 30, 2018 were other expenses of $18,702 and other expenses of $41,388 for the same quarter in 2017. The larger amount in 2017 was due to a loss on debt settlement of $39,462.

Interest for the nine months ended September 30, 2018 and 2017 was $7,875 and $1,926, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, Crown Equity had current assets of $2,090 and current liabilities of $339,976 resulting in working capital deficit of $337,886. Stockholders’ deficit as of September 30, 2018 was $323,176. Net cash used by operating activities for the nine months ended September 30, 2018 was $7,687 compared to net cash used of $41,144 for the same period in 2017.

Our cash used by operating activities decreased by $33,457 for the nine months ended September 30, 2018 compared to the same period in 2017 due mainly to the increase in the Company’s net loss

Net cash used/provided by investing activities was zero in both years.

Cash provided by financing activities decreased to $7,915 in the nine months ended September 30, 2018 compared to $30,843 for the same period in 2017. This was comprised of the sale of common stock for $11,000, borrowings on notes payable of $4,326 and total repayments of notes payable of ($10,411) for the nine months ended September 30, 2018 compared to the sale of common stock for $31,000 and borrowings on notes payable of $2,001 and repayments on notes payable of $2,158 for the nine months ended September 30, 2018

Our existing capital may not be sufficient to meet Crown Equity’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. This condition raises substantial doubt as to Crown Equity’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2018, Crown Equity issued:

•	22,000 shares of common stock were issued for stock subscription valued at $11,000

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

CROWN EQUITY HOLDINGS INC.

Date: July 19, 2019	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

