Form 10-K
period 2018-12-31
Crown Equity Holdings, Inc.
filed 2019-11-21
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☒ No ☐

The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2018 was 1,400,486 The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,400,486. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of November 21, 2019, was 12,052,766.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENT

Certain statements contained in this Annual Report on Form 10-K may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I Item 1A, under the heading of Risk Factors could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. The Forward-looking Statements are provided in this Annual Report on Form 10-K pursuant to the Safe Harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in context of the estimates, assumptions, uncertainties, and uses described herein.

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

In December 2011, the Company formed a wholly owned subsidiary CRWE Real Estate Inc. to hold real estate. This entity had no sales during the year. The company sold the above subsidiaries (Crown Tele Services Inc., CRWE Direct, and CRWE Real Estate Inc.) on the 28th of December, 2017.

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

As of December 31, 2018, the Company utilized the services of independent contractors during the year. Montse Zaman, Arnulfo Saucedo-Bardan, and Kenneth Bosket. Officers compensation is detailed in Part III, Item 11 of this filing.

Item 1A: Risk Factors

We have experienced net losses and negative cash flows from operating activities, and can expect such losses and negative cash flows to continue in the foreseeable future. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be adversely affected.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions.

These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our operating results differ from our announced guidance or the expectations of equity research analysts or investors, the price of our common stock could decrease significantly.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

Item 3: Legal Proceedings

The Company was subject to the following judgment:

Lowell Holden vs. Kenneth Bosket, Crown Equity Holdings Inc.

On March 3, 2017, Lowell Holden received a judgment for $39,965 in the Hennepin County District Court in Minneapolis, MN in reference to monies owed for prior services rendered. The Company settled the judgment with a one-time cash payment of $10,000 during the first quarter of 2017.

Item 4: Mine Safety Disclosures

None.

PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CRWE" and CUSIP #22834M107. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2018, the Company had 11,823,389 shares of its common stock issued and outstanding of which 10,700,455 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2018 and 2017.

Period	High	Low
1st Qtr. 2018	1.00	1.00
2nd Qtr. 2018	2.00	1.00
3rd. Qtr. 2018	3.00	1.85
4th Qtr. 2018	3.00	1.85
1st Qtr. 2017	2.75	1.00
2nd Qtr. 2017	2.75	2.05
3rd. Qtr. 2017	2.05	0.55
4th Qtr. 2017	1.00	0.95

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2018, the Company estimates there are approximately 96 "holders of record" of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

Item 6: Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of Securities and Exchange Act of 1934 and are not required to provide information under this item.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2018 and 2017 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock. The Company's balance sheet as of December 31, 2018 reflects expanded assets and reduced liabilities from the previous year primarily due to company’s common stock purchases and conversion of notes payable to common shares. The revenue transaction does not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2018, the Company has $13,294 in cash and $42,879 of long-term debt.

At December 31, 2018, the Company had negative working capital of $336,928 which consisted of current assets of $13,294 and current liabilities of $350,222. The current liabilities of the Company at December 31, 2018 are composed of accounts payable and accrued expenses of $207,125, accounts payable to related party of $61,156, deferred revenue – related party of $50,000 , convertible notes payable to related parties net of debt discount of 13,040, convertible notes payable, net of debt discount of $8,498 and current portion of long-term debt of $10,403.

Cash flows used in operating activities during the year ended December 31, 2018 was $52,870 compared to cash flow used of $47,976 for the same period in 2017.

Cash flows provided by investing activities were $0 for the years ended December 31, 2018 and 2017.

Cash flows provided by financing activities was $64,302 for the year ended December 31, 2018 compared to $39,275 for the same period in 2017. The financing activities in 2017 and 2018 consisted of loan proceeds and payments and the sale of common stock.

As of December 31, 2018, the Company had total assets of $63,859 and total liabilities of $393,101. Stockholders' deficit as of December 31, 2018 was $329,242 compared to a deficit of $222,793 at December 31, 2017. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

REVENUES

Sales for the year ended December 31, 2018 were $10,452 compared to $2,849 for the year ended December 31, 2017, an increase of $7,603. Of the $10,452 revenue in 2018, $7,100 was from related parties.

OPERATING EXPENSES

During the year ended December 31, 2018, we incurred $342,372 in operating expenses, compared to $150,129 in the same period ended December 31, 2017, an increase of $192,243 due mainly to stock issued for services.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2018, we incurred other expenses of $42,900, consisting of interest expense of $17,996 and amortization of the beneficial conversion feature of our convertible notes of $24,904. In the year ended December 31, 2017 we had other expenses of $43,864 consisting of interest expense of $4,402 and a loss on extinguishment of debt of $39,462.

NET LOSS

The Company had a net loss for the year ended December 31, 2018 of $374,820 compared to a net loss of $191,144 for the year ended December 31, 2017, the increased loss mainly due to common stock issued for services.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crown Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Crown Equity Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Crown Equity Holdings, Inc. and subsidiaries as of December 31, 2017, were audited by other auditors whose report dated October 16, 2018 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

November 21, 2019

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

Houston, Texas

October 16, 2018

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

Assets
Current assets
Cash	$13,294	$1,862
Total Current Assets	13,294	1,862

Property and Equipment, net	50,565	79,460
Total Assets	$63,859	$81,322

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$207,125	$174,378
Accounts payable to related party	61,156	37,591
Deferred revenue related party	50,000	-
Convertible notes payable to related parties, net of debt discount	13,040	4,212
Convertible notes payable, net of debt discount	8,498	29,888
Current portion of long-term debt	10,403	10,518
Total Current Liabilities	350,222	256,587

Non-Current liabilities
Long-term debt	42,879	47,528
Total Liabilities	393,101	304,115

Stockholders' deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at December 31, 2018 and 2017	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,823,389 and 11,461,137 shares issued and outstanding at December 31, 2018 and 2017	11,823	11,461
Stock Payable	18,756	-
Additional paid-in capital	11,279,211	11,029,958
Accumulated deficit	(11,639,033)	(11,264,213)
Total stockholders' deficit	(329,242)	(222,793)
Total liabilities and stockholders' deficit	$63,859	$81,322

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Revenues
Revenues	$3,352	$2,849
Revenues – Related Party	7,100	-
Total Revenues	10,452	2,849

Operating expenses
General and administrative expense	313,477	142,906
Depreciation	28,895	7,223
Total Operating Expenses	342,372	150,129

(Loss) from operations	(331,920)	(147,280)

Other income (expense)
Interest expense	(17,996)	(4,402)
(Loss) on extinguishment of debt	-	(39,462)
Debt Discount Amortization	(24,904)	-
Total Other Expense	(42,900)	(43,864)

Net (loss)	$(374,820)	$(191,144)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.03)	$(0.02)

Weighted average number of shares outstanding basic and diluted	11,583,371	11,428,648

The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances, December 31, 2016	1,000	$1	11,341,831	$11,342	$-	$10,887,369	$(11,073,069)	$(184,357)
Common stock issued for services	-	-	30,998	31	-	57,906	-	57,937
Common stock issued for cash	-	-	62,000	62	-	30,938	-	31,000
Common stock issued for settlement of debt	-	-	26,308	26	-	52,589	-	52,615
Debt discount due to beneficial conversion feature	-	-	-	-		11,156	-	11,156
Net loss	-	-	-	-	-	-	(191,144)	(191,144)
Balances at December 31, 2017	1,000	$1	11,461,137	$11,461		$11,029,958	$(11,264,213)	$(222,793)
Common stock issued for services	-	-	316,252	316		171,449	-	171,765
Common stock issued for cash	-	-	46,000	46		22,954	-	23,000
Common Stock Subscribed for services	-	-	-	-	18,756	-	-	18,756
Debt discount due to beneficial conversion feature	-	-	-	-	--	54,850	-	54,850
Net loss	-	-	-	-		-	(374,820)	(374,820)
Balances at December 31, 2018	1,000	$1	11,823,389	$11,823	$18,756	$11,279,211	$(11,639,033)	$(329,242)

 The accompanying notes are an integral part of these consolidated financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017

Cash flows from operating activities
Net (loss)	$(374,820)	$(191,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	28,895	7,223
Common stock issued for services	190,521	57,937
Loss on settlement of debt	-	39,462
Amortization of beneficial conversion features	24,904	2,181
Changes in operating assets and liabilities
Accounts payable and accrued expenses	4,063	9,357
Accounts payable – related party	23,567	27,008
Deferred revenue – related party	50,000	-
Net cash (used in) operating activities	(52,870)	(47,976)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from convertible notes payable	3,000	5,531
Proceeds from sale of stock	23,000	31,000
Payments on convertible notes payable - related party	(8,784)	(1,026)
Proceeds from convertible notes payable - related party	51,850	6,470
Payments on notes payable	(4,764)	(2,700)
Net cash provided by financing activities	64,302	39,275

Net increase (decrease) in cash	11,432	(8,701)

Cash, beginning of period	1,862	10,563

Cash, end of period	$13,294	$1,862

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of debt and interest	$-	$2,000
Common stock issued for debt and interest conversion	-	13,153
Debt issued for settlement payment made by related party on behalf of the Company	-	-
Debt issued for fixed assets	-	86,730
Debt discount resulting from convertible notes	54,850	11,156

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

In 2010, the Company formed two subsidiaries Crown Tele Services, Inc. and CRWE Direct, Inc. Crown Tele Services Inc. will provide voice over IP messaging at a competitive price to other competitors and CRWE Direct will provide its client with direct sales of products. This entity was divested at the end of 2017.

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

Basis of Preparation

The accompanying consolidated financial statements include the financial information of Crown Equity Holdings Inc. (“Crown Equity”, the “Company”) have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

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

Accounting Standards Not Yet Adopted

We expect to adopt these provisions on January 1, 2019, including interim periods subsequent to the date of adoption. We are currently evaluating the impact it will have on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2017-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt these provisions on January 1, 2019, including interim periods subsequent to the date of adoption. Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements.

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

Cash and Cash Equivalents

Crown Equity considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

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

Revenue Recognition

The core principles of revenue recognition under ASC 606 include the following five criteria:

1.	Identify the contract with the customer

Contract with our customers may be oral, written, or implied. A written and signed invoice stating the terms and conditions is the Company’ preferred method. The terms of a written contract may be contained within the body of an invoice or in an email. No work is commenced without an understanding between the Company and our client that a valid contract exists.

2.	Identify the performance obligations in the contract

Our sales and account management teams define the scope of services to be offered, to ensure all parties are in agreement and obligations are being delivered to the customer as promised. The performance obligation may not be fully identified in a mutually signed contract, but may be outlined in email correspondence, face-to-face meetings, additional proposals or scopes of work, or phone conversations.

3.	Determine the transaction price

Pricing is discussed and identified by the operations team prior to submitting an invoice to the customer.

4.	Allocate the transaction price to the performance obligations in the contract

If a contract involves multiple obligations, the transaction pricing is allocated accordingly, during the performance obligation phase.

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses digital marketing that includes digital advertising, SEO management and digital ad support. We provide whether presenting a vibrant but simple message about our clients that will enlighten their audience or deploying an influential digital marketing campaign on our online site or across one or multiple social media platforms. Revenue is recognized when ads are run on Company’s advertising platform.

The company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-through. The report satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign.

Sales are recognized when promised services are started in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Sales for service contracts generally are recognized as the services are being provided.

	December 31, 2018			December 31, 2017
	Third Party	Related Party	Total	Third Party	Related Party	Total

IT Services on Company Server	-	$7,000	$7,000	-	-	-
Click Based and Impressions Ads	$2,885	-	2,885	$2,401	-	2,401
Domain Registrations	67	-	67	33	-	33
Publishing and Distribution	400	100	500	415	-	415
	$3,352	$7,100	$10,452	$2,849	-	$2,849

Revenue is based on providing through the Company’s server services, Managed Information Technology, 24/7 support, which includes designing, developing, testing, maintaining functionality, infrastructure monitoring, managing and hosting, combined with revenue received from the display of click based and impressions ads located on the Company’s websites, domain name registration, publishing and distribution of news and press releases.

	December 31,	December 31,
	2018	2017

Deferred Revenue	$50,000	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2018 and 2017.

Risk Concentrations

In 2017, the Company’s revenues received were 84.37% from one customer from the displaying of click based and impressions ads located on the company’s websites; 14.49% came from name domain registrations through (CRWE Domains) the company’s domain website, and 1.14% from a couple of press releases through (CRWE Press Releases) and one article through CRWE WORLD; which are both part of the company’s news and press release publishing and distribution services.

In 2018, 68% of the Company’s revenues were received through a related party for Managed Information Technology services and 24/7 support which included designing, developing, testing, maintain functionality, infrastructure monitoring, managing, and hosting. 28% of the third party revenues were from the displaying of click based and impressions ads located on the company’s websites. The Company does not hold cash in excess of federally insured limits.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2018 and 2017: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2018 or 2017.

Basic and Diluted Net (Loss) per Share

	December 31,
	2018	2017
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(374,820)	$(191,144)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(374,820)	$(191,144)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	11,583,371	11,428,648

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the years ended December 31, 2018 and 2017. The number of potential anti-dilutive shares excluded from the calculation shares for the year ended December 31, 2018 is 113,377.

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2018 and 2017.

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

Level 3 Inputs – Instruments with primarily unobservable value drivers. The Company has no Level 3 Inputs.

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Research and Development

The Company spent no money for research and development cost for the years ended December 31, 2018 and 2017

Advertising Cost

The Company spent no money for advertisement for the years ended December 31, 2018 and 2017.

Depreciation expense was $28,895 and 7,223 for the years ended December 31, 2018 and 2017, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Crown Equity an accumulated deficit of $11,639,033 since its inception and had a working capital deficit of $336,928, negative cash flows from operations and limited business operations as of December 31, 2018. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. Management plans to continue raising funds through debt and equity financing to grow the business to profitability. This financing may be insufficient to fund expenditures or other cash requirements. There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. These financial statements do not give effect to adjustments to assets would be necessary for the Company be unable to continue as going concern

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Computers – 3 year estimated useful life	$86,684	$86,684
Less – Accumulated Depreciation	(28,895)	(7,224)
Property and Equipment, net	$58,789	$79,460

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $28,895, and 7,224 for the twelve months ended December 31, 2018 and 2017, respectively.

NOTE 4 – CAPITAL LEASES

During 2017, the Company borrowed an aggregate $58,047 under the following third party capital lease transactions:

The Company is obligated for payments under capital leases as follows:

Minimum Lease Payments	December 31, 2018	December 31, 2017

2018	-	10,518
2019	10,403	10,779
2020	11,887	11,887
2021	12,412	12,412
2022	12,450	12,450
2023	6,130	-
Thereafter	-	-
Total	53,282	58,046

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

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

During 2018, third party convertible note payables of $8,531 were not settled for cash or through the issuance of common stock shares.

As of December 31, 2018 and 2017, the Company had unamortized discount of $38,920 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $54,850, as of December 31, 2018.

	Original	Due	Interest	Conversion	Dec 31,
Name	Note Date	Date	Rate	Rate	2018

Chris Knudsen	09/17/2017	09/17/2018	12%	$0.50	1,031
Kevin Wiltz	11/27/2017	11/27/2018	12%	$0.50	1,500
Richard LeAndro	12/05/2017	12/05/2018	12%	$0.50	3,000
Richard LeAndro	01/04/2018	01/04/2019	12%	$0.50	3,000

Total Convertible Notes Payable					8,531
Less: Debt Discount					(33)
Convertible Notes Payable, net of Discount					8,498

Related Party:
Mike Zaman	12/30/2015	12/30/2018	12%	$0.50	718
Mike Zaman	04/12/2017	04/12/2018	12%	$0.50	350
Mike Zaman	11/15/2017	11/15/2018	12%	$0.50	500
Mike Zaman	11/27/2017	11/27/2018	12%	$0.50	460
Mike Zaman	11/30/2017	11/30/2018	12%	$0.50	1,000
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	450
Montse Zaman	06/07/2018	06/07/2019	12%	$0.50	293
OCHC, LLC	08/21/2018	08/21/2019	12%	$0.50	631
OCHC, LLC	10/02/2018	10/02/2019	12%	$0.50	631
OCHC, LLC	10/24/2018	10/24/2019	12%	$0.50	631
OCHC, LLC	11/16/2018	11/16/2019	12%	$0.50	631
OCHC, LLC	12/04/2018	12/04/2019	12%	$0.50	631
Munti Consulting LLC	10/03/2018	10/03/2019	10%	$0.50	35,000
Munti Consulting LLC	12/19/2018	12/19/2019	10%	$0.50	10,000
Total Convertible Related Party Notes Payable					51,926
Less: Debt Discount					(38,887)
Convertible Notes Payable, net of Discount - Related Party					13,040

Chris Knudsen

As of December 31, 2018, there have been no additional notes, payment or conversion related to the notes. The interest on the August 21, 2018 note for $631, October 2, 2018 note for $200 and the October 24, 2018 note are $27, $6 and $5 respectfully.

Kevin Wiltz

As of December 31, 2018, there have been no additional notes, payment or conversion related the notes. The interest on the November 27, 2017 note for $1,500 was $197.

Richard LeAndro

On December 5, 2017 and January 4, 2018 the Company entered into convertible promissory notes with Mr. LeAndro for a loan in the amount of $3,000 on both notes. The notes carry an interest of 12% per annum. As of December 31, 2018, there have been no additional notes, payment or conversion related to the notes. The interest on the December 5, 2017 note for $3,000 and January 4, 2018 note for $3,000 were $386 and $356 respectfully.

The holder has the right to convert principal and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. There have been no payments or conversions for this note as of December 31, 2018. The notes mature on December 5, 2018 and January 3, 2019 respectively.

Arnulfo Saucedo-Bardan

On March 11, 2017, and October 26, 2017, the Company entered into convertible promissory notes for with Arnulfo Saucedo-Bardan for loan in the amounts of $620 and $1,240 respectively. The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. During 2017, $606 of the $620 note was paid leaving a balance $14. As of December 31, 2018 both notes were paid.

OCHC, LLC

On August 11, 2018, October 2, 2018, October 24, 2018, November 16, 2018 and December 4, 2018, the Company entered into convertible promissory notes for with OCHC, LLC for loans in the amounts of $631 each of the mentioned dates. The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. None of the notes were paid or converted and the interest in reference to each note are $29, $19, $14, $9 and $6 as of December 31, 2018 respectively.

Munti Consulting, LLC

On October 3, 2018 and December 19, 2018, the Company entered into convertible promissory notes for with Munti Consulting, LLC for loans in the amounts of $35,000 and 10,000. The notes carry interest at 10% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. None of the notes were paid or converted and the interests in reference to note are $853 as of December 31, 2018 respectively.

Mike Zaman

On December 30, 2015, April 12, 2017, November 15, 2017, November 27, 2017, November 30, 2017 and January 19, 2018 the Company entered into convertible promissory notes with Mike Zaman for a loans in the amount of $1,458, $350, $500, $460, $1,000 and $450, respectively. The balance on the $1,458 note was $718 at December 31, 2018. The notes carry interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the notes, which has been amortized over the life of the note using the straight-line method. Payments of $500, $500 and $1,500 were made on July 3, 2018, July 11, 2018 and August 28, 2018 respectively, and no conversions for these notes as of December 31, 2018.

Montse Zaman

On January 20, 2018, January 24, 2018, February 22, 2018, February 23, 2018, February 28, 2018, April 11, 2018 and June 7, 2018, the Company entered into convertible promissory notes for with Montse Zaman for loan in the amount of $20, $400, $25, $40, $1,300, $700 and $760 respectively. The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. Therefore, the Company recorded a discount for the beneficial conversion feature of the note, which has been amortized over the life of the note using the straight-line method. Interest on Montse Zaman notes were $109 for the year end December, 2018 and $10 for the year ended December, 2017. Payments of $150, $500, $2,000, $500, $500, and $1,500 were made on January 10, 2018, July 3, 2018, July 27, 2018, August 29, 2018, October 3, 2018 and October 18, 2018 respectively, and no conversions for these notes as of December 31, 2018. The notes mature on February 28, 2019, April 11, 2019 and June 7, 2019 respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under third and related party notes payable and automobile lease payments.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

As of December 31, 2018, the company has $50,000 related party deferred revenue for nine months of Advertising services for client in July 1, 2018 through April 1, 2019.

As of December 31, 2017, the Company had a payable of $27,008 to Vinot Sambandam, an officer of the Company for services performed.

As of December 31, 2017, the Company had a payable of $10,583 to Montse Zaman, director for expenses paid on behalf of the Company. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2017, the aggregate outstanding balance of notes payable to related parties was $4,212, net of unamortized discount of $4,648 consisting of loans.

As of December 31, 2018 and 2017, the outstanding balance of accounts payable to related parties was $61,156 and 437,591 respectively.

As of December 31, 2018, the outstanding balance of convertible notes payable to related parties, $51,926 net of unamortized discount of $38,887. For more details see note 4.

As of December 31, 2018 and 2017, the company had an expense of $8,160 and $5,448 respectively to Mike Zaman, a director and CEO of the Company for automobile lease agreements.

During the year ended December 31, 2017, the Company paid an aggregate of $5,830 of expenses on behalf of two related entities with common officers and directors. The Company holds investments in these entities. $1,800 was paid back during the year which was treated as a reduction of expenses previously paid.

NOTE 8 – STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2018, the stock payable for services outstanding was $18,756.

As of December 31, 2018, 316,252 shares were issued for $171,765 services rendered per agreement. These were valued using the market value on the date of grant.

As of December 31, 2018, the Company issued 46,000 shares for $23,000 in cash proceeds for sale of the common shares. These shares were sold at the price of $0.50 per share on the date of grant.

During 2017, the Company issued:

☐	62,000 common shares issued for cash proceeds of $31,000,

☐	30,998 common shares issued for services to an officer of the Company with a value of $57,937,

☐	26,308 shares issued for conversion of $9,500 note payable plus $3,653 of accrued interest, which resulted in a loss on debt conversion of $39,462.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of December 31, 2018.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of December 31, 2018, the Company has 1,000 shares of Series A Preferred Stock outstanding

NOTE 9 – INCOME TAXES

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

The Company did not have taxable income during 2018 or 2017.

The Company's deferred tax assets consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Net operating loss	$399,821	$575,978
Valuation allowance	(399,821)	(575,978)
Net deferred tax asset	$-	$-

As of December 31, 2018 and 2017, the Company's accumulated net operating loss carry forward was approximately $1,903,911 and $1,744,516 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

2014 Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since 2014 are still open.

NOTE 10 – SUBSEQUENT EVENTS

On January 9, 2019, Steven A. Cantor resigned as Chairman of the Board, and Deborah Robinson resigned as one of its directors and Chief Marketing Officer. Mike Zaman was appointed to Chairman of the Board. Management has evaluated subsequent events as of the date of the Consolidated Financial Statements and has determined that all events are disclosed herein.

During 2019 company issued an additional total of 229,377 shares of common shares, subsequent to December 31, 2018, which are broken down as follows:

116,000 shares were issued for cash proceeds of $58,000 and 113,377 shares were issued for the conversions of notes payable $56,688

All notes with the exception of Munti Consulting, LLC have 10% annual interest, due within one year and are convertible at $0.50 per share.

Notes converted were as follows:

Five notes from OCHC, LLC on August 21, 2018 for $631, October 2, 2018 for $631, October 24, 2018 for $631, November 16, 2018 for $631 and December 4, 2018 for $631. Shares issued were 1,263, 1,263, 1,263, 1,263 and 1,263, respectively. The notes were converted within the terms of the agreement.

Three notes from Chris Knudsen on July 7, 2017 for $630.77, August 8, 2017 for $200 and September 18, 2017 for $200. Shares issued were 1,262,400 and 400, respectively.

One note from Kevin Wiltz on November 27, 2017 for $1,500 which 3,000 shares were issued. The notes were converted within the terms of the agreement.

Two notes from Richard W. LeAndro on December 5, 2017 for $3,000 and January 4, 2018 for $3,000. Shares issued were 6,000 and 6,000, respectively. The notes were converted within the terms of the agreement.

Two notes from Munti Consulting, LLC on October 2, 2018 for $35,000 and December 19, 2018 for $10,000. Shares issued were 70,000 and 20,000, respectively. The notes were converted within the terms of the agreement.

Sales of Company stock subsequent to December 31, 2018:

On January 23, 2019 and February 25, 2019, Richard W. LeAndro purchased $2,000 for 4,000 shares and $3,000 for 6,000 shares, respectively.

On April 23, 2019, Glen J. Rineer purchased $3,000 for 6,000 shares of Company stock.

On April 30, 2019, May 31, 2019, July 1, 2019, August 1, 2019 and September 3, 2019 Munti Consulting, LLC purchased $10,000 for each month , respectively for a total purchase of $50,000 for 100,000 shares of Company stock.

On May 10, 2019, Brian D. Colvin resigned as director and Vice President, as well as Arnulfo Saucedo-Bardan resigned as director and Chief Operating Officer. Montse Zaman appointed Chief Operating Officer as she maintains her Secretary/Treasurer position.

Management has evaluated subsequent events as of the date of the Consolidated Financial Statements and has determined that all events are disclosed herein.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 9A: Controls & Procedures

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-

Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Officers. Our Officers do not possess accounting expertise and our company does not have an audit committee.

-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Officers and the work is not reviewed by anyone.

-	Lack of expertise in accounting for and valuation of equity and marketable securities transactions.

-	Lack of controls over the identification and approval of related parties and transactions.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2018.

Item 9B: Other Information

None.

Part III

Item 10: Directors and Executive Officers, and Corporate Governance

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	63	Director since 11/2013; appointed President/CEO since 7/2015

Kenneth Bosket	66	Director since 06/2008; appointed to CFO since 6/2016

Montse Zaman	44	Director, Secretary and Treasurer since 02/2008

Arnulfo Saucedo Bardan	47	Director from 02/2008 thru 01/2013 and since 11/2013

Brian P. Colvin	50	Director since 6/2017; appointed Vice President 6/2017

Deborah P. Robinson	65	Director since 6/2017; appointed Chief Marketing Officer in 6/2017

Vinoth Sambandam	37	Appointed CTO in 01/2017

Steven Cantor	37	Director and Appointed Chairman in 07/2017

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

Item 11: Executive Compensation

During fiscal 2018 the Company paid its officers and directors an aggregate of $5,984. During fiscal 2017 the Company paid its officers and directors (Kenneth Bosket, Arnulfo Saucedo-Bardan and Vinoth Sambandam) an aggregate of $47,758. The remaining directors made the decision to serve as officers and/or directors without compensation upon appointment. In 2017, the company added board member who made the decision to serve as officers and directors without compensation upon appointment.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

	Annual compensation				Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Kenneth Bosket,	2018	1,000	-	-	-	-	-	-	1,000
CFO, Director	2017	16,500	-	-	-	-	-	-	16,500

Arnulfo Saucedo-Bardan,	2018	1,400	-	-	-	-	-	-	1,400
COO, Director	2017	6,250	-	-	-	-	-	-	6,250

Montse Zaman,	2018	-	-	-	-	-	-	-	-
Secretary, Treasurer,	2017	-	-	-	-	-	-	-	-
Director

John Scrudato,	2018	-	-	-	-	-	-	-	-
Former CFO, Director	2017	-	-	-	-	-	-	-

Rudy Chacon	2018	-	-	-	-	-	-	-	-
Former Director	2017	-	-	-	-	-	-	-	-

Steve Onoue	2018	-	-	-	-	-	-	-	-
Former Director	2017	-	-	-	-	-	-	-	-

Mike Zaman	2018	-	-	-	-	-	-	-	-
CEO, Director	2017	-	-	-	-	-	-	-	-

Harold Gewerter	2018	-	-	-	-	-	-	-	-
Former Director	2017	-	-	-	-	-	-	-	-

Vinoth Sambandam	2018	3,584	-	-	-	-	-	-	3,584
CTO	2017	25,008	-	-	-	-	-	-	25,008

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2018, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports

Montse Zaman	Officer, Director	Yes

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

There were 11,823,389 shares of the Company' common stock issued and outstanding on December 31, 2018. There are 20,000,100 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding at December 31, 2018. No other Preferred Shares are outstanding at December 31, 2018.authorized with none outstanding. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

_______________

(1)	Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Montse Zaman (1)	10,012,057	85.05%
11226 Pentland Downs Street
Las Vegas, NV 89141

Ken Bosket (1)	21,022	0%
1453 Flintrock Road
Henderson, Nevada 89014

Mike Zaman (1)	7,476	0%
11226 Pentland Downs Street
Las Vegas, NV 89141

Arnulfo Saucedo Bardan (1)	1,611	0%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

Vinoth Sambandam (1)	43,494	0%
L41A Bharathy Thasan Colony
KK Nagar, Chennai, 600 078 India

All directors and officers as a group	10,085,660	85.65%

_______________

(1)	Denotes officer or director.

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

Item 13: Certain Relationships and Related Transactions

As in 2017, in 2018 the Company was provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

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

As of December 31, 2017, the Company had a payable of $5,528 note payable to Mike and Zaman. The payable is unsecured, and due on demand.

As of December 31, 2018, the Company had a payable of $9,988 to Vinot Sambandam, an officer of the Company. The amounts due are for services performed.

As of December 31, 2018, the Company had a payable of $293 due to Montse Zaman. The payable is unsecured, bears no interest and due on demand.

As of December 31, 2018, the Company had a payable of $718 note payable to Mike Zaman. The payable is unsecured, and due on demand.

As of December 31, 2018, the Company had a payable of $3,157 note payable to Brian Colvin. The payable is unsecured, and due on demand.

As of December 31, 2018, the Company had a payable of $45,000 note payable to Munti Consulting LLC. The payable is unsecured, and due on demand.

Item 14: Principal Accounting Fees and Services

On December 19, 2018, the Company engaged M&K CPAS PLLC as the Company’s independent registered accounting firm commencing with the quarter ending March 31, 2018 through and including the fiscal year ending December 31, 2018.

During the fiscal year ended December 31, 2017, MaloneBailey, LLP were our independent register accounting firm. The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2018	2017
Audit fees	$35,500	$15,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

_______________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on November 21, 2019.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2019.

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Kenneth Bosket	Director, Chief Financial Officer (Principal
Kenneth Bosket	Financial Officer), Principal Accounting Officer

