Form 10-Q
period 2019-03-31
Crown Equity Holdings, Inc.
filed 2020-02-20
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2019

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

As of February 19, 2020, the number of shares outstanding of the registrant’s class of common stock was 11,806,766.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Crown Equity Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	Dec 31, 2018
	(Unaudited)
Assets
Current assets
Cash	$1,580	$13,294
Total Current Assets	1,580	13,294

Property and Equipment, net	53,050	50,565
Total Assets	$54,630	$63,859

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$202,105	$207,125
Accounts payable to related party	66,408	61,156
Deferred revenue – Related Party	50,000	50,000
Convertible notes payable to related parties, net of discount	20,869	13,040
Convertible notes payable, net of discount	-	8,498
Finance lease obligation, current	22,880	10,403
Total Current Liabilities	362,262	350,222

Non-Current liabilities
Finance lease obligation, long term	37,608	42,879
Total Liabilities	399,870	393,101

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,856,766 and 11,823,389 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	11,856	11,823
Stock Payable	25,008	18,756
Additional paid-in capital	11,314,357	11,279,211
Accumulated deficit	(11,696,462)	(11,639,033)
Total stockholders’ deficit	(345,240)	(329,242)
Total liabilities and stockholders’ deficit	$54,630	$63,859

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenues	$682	$1,696
Revenues – Related Party	-	4,100
Total Revenues	682	5,796

Operating expenses
Depreciation	7,501	7,223
General and Administrative	33,453	28,007
Total Operating Expenses	40,954	35,230

Net Operating Loss	(40,272)	(29,434)

Other (expense) income
Interest expense	(4,839)	(2,623)
Amortization of beneficial conversion feature	(12,318)	(3,200)
Total other expense	(17,157)	(5,823)

Net loss	$(57,429)	$(35,257)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,830,192	11,461,206

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

For the Three Months Ended March 31, 2019

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2018	1,000	$1	11,823,389	$11,823	$18,756	$11,279,211	$(11,639,033)	$(329,242)
Notes Payable Converted to Common Stock	-	-	23,377	23		13,176	-	13,199
Common stock issued for cash	-	-	10,000	10		4,990	-	5,000
Common Stock Subscribed for services	-	-	-	-	6,252	-	-	6,252
Forgiveness of Interest – Related Party	-	-	-	-	-	9,282	-	9,282
Compensation Expense	-	-	-	-	-	7,698	-	7,698
Net loss	-	-	-	-		-	(57,429)	(57,429)
Balances at March 31, 2019	1,000	$1	11,856,766	$11,856	$25,008	$11,314,357	$(11,696,462)	$(345,240)

For the Three Months Ended March 31, 2018

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balance, December 31, 2017	1,000	$1	11,461,137	$11,461	$-	$11,029,958	$(11,264,213)	$(222,793)
Common stock issued for services	-	-	6,252	6		6,246	--	6,252
Debt Discount						5,235		5,235
Net loss	-	-	--	--		--	(35,257)	(35,257)
Balance, March 31, 2018	1,000	$1	11,467,389	$11,467	$-	$11,036,204	$(11,299,470)	$(246,563)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Crown Equity Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(57,429)	$(35,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Compensation Expense	13,950	6,252
Depreciation	7,501	7,223
Amortization of beneficial conversion feature	12,318	3,200
Changes in operating assets and liabilities:
Accounts payable and accrued expenses – related party	5,252	10,309
Accounts payable and accrued expenses	5,708	2,809
Net cash (used in) operating activities	(12,700)	(5,464)

Cash used in financing activities

Cash flows from financing activities
Payments on convertible notes payable, related party	(1,300)	(392)
Borrowings from convertible notes payable, related party	-	2,235
Borrowings from convertible notes payable	-	3,000
Proceeds from Sale of Stock	5,000	-
Payments on notes payable	(2,714)	-
Net cash provided by financing activities	986	4,843

Net increase (decrease) in cash	(11,714)	(641)
Cash, beginning of period	13,294	1,862
Cash, end of period	$1,580	$1,241

Supplemental disclosure of cash flow information
Interest paid	$2,022	$2,022
Income taxes paid	-	-

Non-Cash Transactions
Beneficial conversion feature discount on convertible notes	$-	$5,235
Forgiveness of Interest – Related Party	9,282	-
Purchase of fixed assets through finance lease	9,985	-
Debt converted to common stock	13,199	-

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

Adoption of New Accounting Standard

In February 2016, the FASB issued ASU 2017-02 “
Leases”,
which is codified in ASC 842 “
Leases”
and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted the provisions on January 1, 2019, including interim periods subsequent to the date of adoption. Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. Since all the leases were finance leases, there was no effect on the financial statements when ASC 842 was adopted.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current US GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, although early adoption is permitted. The Company adopted the standard effective January 1, 2019 and found the adoption did not have a material effect on our financial statements.

Crown Equity does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

Accounting Standards not yet Adopted

In June 2016, the FASB issued ASU 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us in our first quarter of fiscal 2021, and earlier adoption is permitted beginning in the first quarter of fiscal 2020. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.

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

	March 31, 2019			March 31, 2018
	Third Party	Related Party	Total	Third Party	Related Party	Total

IT Services on Company Server	$-	$-	$-	$-	$4,000	$4,000
Click Based and Impressions Ads	$122	-	122	$805	-	805
Domain Registrations	10	-	10	5	-	5
Publishing and Distribution	550	-	550		100	100
Server	$-	$-	$-	$886	$-	$886
	$682	$-	$682	$1,696	$4,100	$5,796

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

	March 31,	Dec 31,
	2019	2018

Deferred Revenue	$50,000	$50,000

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2019 and December 31, 2018.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

In 2018, 68% of the Company’s revenues were received through a related party for Managed Information Technology services and 24/7 support which included designing, developing, testing, maintain functionality, infrastructure monitoring, managing, and hosting. 28% of the third-party revenues were from the displaying of click based and impressions ads located on the company’s websites. The Company does not hold cash in excess of federally insured limits.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2019 and 2018: Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2019 or 2018.

Basic and Diluted Net (Loss) per Share

	Three Months March 31, 2019	Three Months March 31, 2018
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(57,429)	$(35,257)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(57,429)	$(35,257)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	11,830,192	11,461,206

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended March 31, 2019 and 2018. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2019 is 113,377.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 and 2019 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of March 31,2019, and December 31, 2018, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	Dec 31, 2018
Net operating loss	$409,295	$399,821
Valuation allowance	(409,295)	(369,821)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended March 31, 2019 and December 31, 2018.

Advertising Cost

The Company spent $0 for advertisement for the periods ended March 31, 2019 and 2018.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $11,696,462 since its inception and had a working capital deficit of $360,682, negative cash flows from operations and limited business operations as of March 31, 2019. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

Crown Equity continues to review its expense structure reviewing costs and their reduction to move towards profitability. Management plans to continue raising funds through debt and equity financing to grow the business to profitability. This financing may be insufficient to fund expenditures or other cash requirements. There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. These financial statements do not give effect to adjustments to assets would be necessary for the Company be unable to continue as going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	Dec 31, 2018
Computers – 3 year estimated useful life	$96,669	$86,684
Less – Accumulated Depreciation	(43,619)	(36,119)
Property and Equipment, net	$53,050	$50,565

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $7,501, and $7,223 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 4 – FINANCE LEASES

During 2019 and 2018, the Company borrowed an aggregate $9,985 and $58,047 under the following third-party finance lease transactions:

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

☐
A $9,985 note from a third party for the lease of fixed assets, bearing interest at 22%, amortized over 24 months with monthly payments of $518. The lease has a bargain purchase option of $1 at the end of the lease term.

The following is a schedule of the net book value of the finance lease.

Assets	March 31, 2019
Leased equipment under finance lease,	$96,669
less accumulated amortization	(43,619)
Net	$53,050

Liabilities	March 31, 2019
Obligations under finance lease (current)	$22,880
Obligations under finance lease (noncurrent)	37,608
Total	$60,488

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$53,050
Liability balance	60,488
Cash flow (operating)	—
Cash flow (financing)	2,714
Interest expense	$1,144

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases

2019 *	15,822
2020	27,974
2021	15,938
2022	11,860
Thereafter	-
Total	71,594
Less: Imputed Interest	(11,106)
Total Liability	60,488
____________
*Excludes three months ended March 31, 2019

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	2.5 years	16%
___________
(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

During fiscal year ended 2018, third party convertible note payables of $8,531 were not settled for cash or through the issuance of common stock shares. During the three-month period of March 31, 2019, third party convertible note payables of $8, 531 and accrued interest of $1,513 and related party notes of $3,155 were converted at $0.50 per share.

As of March 31, 2019, and December 31, 2018, the Company had unamortized discount of $26,602 and $38,920 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Dec 31,
Name	Note Date	Date	Rate	Rate	2018

Related Party:
Mike Zaman	11/15/2017	11/15/2018	12%	$0.50	270
Mike Zaman	11/27/2017	11/27/2018	12%	$0.50	460
Mike Zaman	11/30/2017	11/30/2018	12%	$0.50	1,000
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	450
Montse Zaman	06/07/2018	06/07/2019	12%	$0.50	293
Munti Consulting LLC	10/03/2018	10/03/2019	10%	$0.50	35,000
Munti Consulting LLC	12/19/2018	12/19/2019	10%	$0.50	10,000
Total Convertible Related Party Notes Payable					47,473
Less: Debt Discount					(26,602)
Convertible Notes Payable, net of Discount - Related Party					20,869

Munti Consulting, LLC

On October 3, 2018 and December 19, 2018, the Company entered into convertible promissory notes for with Munti Consulting, LLC for loans in the amounts of $35,000 and 10,000. The notes carry interest at 10% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. None of the notes were paid or converted as of the three-month period ending March 31, 2019 with the balance $45,000 owed.

Mike Zaman

On November 15, 2017, November 27, 2017, November 30, 2017 and January 19, 2018 the Company entered into convertible promissory notes with Mike Zaman for loans in the amount of $500, $460, $1,000 and $450, respectively. The balance on the $500 note was $268 on March 31, 2019. The notes carry interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. $1,300 of the notes were paid and none of the remaining notes were converted as of March 31, 2019 and had a balance of $2,180 at March 31, 2019.

Montse Zaman

On June 7, 2018, the Company entered into convertible promissory note with Montse Zaman for loan in the amount of $760. The balance on the note is $293.The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. The notes mature on June 7, 2019 and have not been fully paid or converted as of March 31, 2019 and had a balance of $293 at March 31, 2019.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobile lease payments.

The company agreed to pay the automobile lease of $395 a month, on a month to month basis and can be cancelled at any time. The Company reevaluates their obligation at the end of each quarter and determines if they will continue paying the lease on a month to month basis. The payment of this lease was terminated in February 2020

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

OCHC LLC total notes payable of $3,155 was converted to restricted shares of common stock during March of 2019 at a rate of $0.50 per share, as stated within the terms of the agreement.

As of March 31, 2019, the Company’s forgiveness of interest for related party was $9,282.

On January 8, 2019, Mr. Cantor resigned. On December 18, 2019, his 300,000 restricted shares of common stock was returned to the Company.

As of March 31, 2019, the company has $50,000 related party deferred revenue for nine months of Advertising services for client in July 1, 2018 through April 1, 2019.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the three months ended March 31, 2019, there were no convertible notes from related parties. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties. As of March 31, 2019, the Company has a balance of $66,408 of accounts payable with related parties.

NOTE 8 – STOCK HOLDERS’ DEFICIT

Common Stock

The shares for cash proceeds were sold at the price of fifty cents $0.50 per share on the date of grant. Shares issued for notes were converted into shares of Common Stock at a conversion rate of fifty cents ($.50) per share per dollar ($1.00) owed. $6,252 common shares for services were committed to Vinoth Sambandam for issuance, and is reflected in the stockholders’ equity section as Common Stock Payable

During the three months ending March 31, 2019, the Company issued the following:

☐	10,000 common shares for cash proceeds of $5,000,

☐	23,377 shares issued for conversion of $13,199 in notes. The notes were converted in accordance with the terms of the note and the Company recorded no gain or loss on the conversions.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of March 31, 2019.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of March 31, 2019, the Company has 1,000 shares of Series A Preferred Stock outstanding

NOTE 9 – INCOME TAXES

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

The Company did not have taxable income during 2019.

The Company's deferred tax assets consisted of the following as of March 31, 2019 and December 31, 2018:

	2019	2018
Net operating loss	$409,295	$399,821
Valuation allowance	(409,295)	(399,821)
Net deferred tax asset	$-	$-

As of March 31, 2019, and December 31, 2018, the Company's accumulated net operating loss carry forward was approximately $1,949,022 and $1,903,911 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

2014 Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since 2014 are still open.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent March 31, 2019, the company cancelled 300,000 shares and issued an additional 250,000 shares of common stock, subsequent to March 31, 2019, as follows:

160,000 shares of common stock issued for cash proceeds of $80,000 at the price of $0.50 per share on the date of grant, and 90,000 shares for the conversion of notes payable of $45,000 at $0.50 per share

The notes have 10% annual interest, due within one year and convertible at $0.50 per share.

Notes converted subsequent to March 31, 2019 are as follows:

On May 24, 2019, two notes from Munti Consulting, LLC on October 2, 2018 for $35,000 and December 19, 2018 for $10,000 were converted. Shares issued were 70,000 and 20,000, respectively. The notes were converted within the terms of the agreement.

Sales of Company stock subsequent to March 31, 2019 are as follows:

On April 23, 2019, Glen J. Rineer purchased 6,000 shares of Company stock for the purchase price of $3,000.

On April 30, 2019, May 31, 2019, July 1, 2019, August 1, 2019 and September 3, 2019 Munti Consulting, LLC paid $10,000 each month respectively for a total purchase price of $50,000 for 100,000 shares of Company stock.

On May 10, 2019, Brian D. Colvin resigned as director and Vice President, as well as Arnulfo Saucedo-Bardan resigned as director and Chief Operating Officer. Montse Zaman appointed Chief Operating Officer as she maintains her Secretary/Treasurer position.

On December 18, 2019, the company received 300,000 shares for cancelation from Steve Cantor, which was sent to transfer agent for cancellation January 3, 2020

On November 26, 2019, Richard LeAndro paid $2,000 for 4,000 shares of the Company and Willy Ariel Saint-Hilaire paid $5,000 for 10,000 shares.

On January 3, 2020 Willey Ariel Saint-Halaire purchased 40,000 shares of Company stock for $20,000.

On January 27, 2020, the Company re-acquired from AVOT the online business iB2BGlobal.com and since company had not received the shares promised during the original sale.

Management has evaluated subsequent events as of the date of the Consolidated Financial Statements and has determined that all events are disclosed herein.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

In December, 2010, the Company formed two wholly owned subsidiaries Crown Tele Services, Inc. and CRWE Direct, Inc. Crown Tele Services, Inc. was formed to provide voice over internet (“VoIP”) services to clients at a competitive price and Crown Direct, Inc. was formed to provide direct sales to customers. Both entities had minimum sales during the quarter.

In March, 2011, the Company formed a wholly owned subsidiary CRWE Real Estate, Inc. as a subsidiary to engage in potential real estate holdings. The entity had minimal activity during the quarter.

The Company has focused its primary vision to using its network of websites to provide advertising and marketing services, as a worldwide online media advertising publisher, dedicated to the distribution of quality branding information. The Company offers Internet media-driven advertising services, which cover and connect a wide range of marketing specialties, as well as search engine optimization for clients interested in online media awareness. As part of its operations, the Company has utilized the services of software and hardware technicians in developing its websites and adding additional websites. This allows the Company to disseminate news and press releases for its customers as well as general news and financial information on a much bigger scale than it did previously. The Company markets its services to companies seeking market awareness of them and the services or goods that they offer. The Company then publishes information concerning these companies on its many websites

Crown Equity’s office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

As of March 31, 2019, Crown Equity had no paid employees and was utilizing the services of one independent contractor and two officers, Kenneth Bosket and Arnulfo Saucedo-Bardan.in the amount of $500 and $350 respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, revenues were $682 and $5,796 for the same period in 2018.

The decrease in revenues was due to the loss of a related party client that we provided Company’s Managed Information Technology (IT) services and support to, which included designing, developing, testing, maintain functionality, infrastructure monitoring, managing, and hosting.

Operating expenses were $40,954 for the three months ended March 31, 2019 and $35,230 for the same period in 2018. Other income and expenses for the three months ended March 31, 2019 were other expenses of $17,157 and other expenses of $5,823 for the same quarter in 2018. The increase was due to interest expense being $2,216 higher and the $12,318 of amortization of the beneficial conversion feature related for the convertible notes issued for which there was $3,200 in 2018.

Interest expense for the three months ended March 31, 2019 and 2018 was $4,839 and $2,623, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, Crown Equity had current assets of $1,580 and current liabilities of $362,262 resulting in working capital deficit of $360,682. Net cash used by operating activities for the three months ended March 31, 2019 was $12,700 compared to net cash used of $5,464 for the same period in 2018. The increase in operating cash used resulted from an increase in our net loss of approximately $95,000, offset mainly by an increase in the non-cash compensation of $13,950, and increase in amortization of a beneficial conversion feature of $12,318.

Net cash used in investing activities was zero for the three months ended March 31, 2019 and 2018.

Net cash provided by financing activities during the three months ended March 31, 2019 was $986 compared to net cash provided of $4,843 in 2018. For the three months ended March 31, 2019, we paid$1,300 on related party notes payable and $2,714 on third party notes payable. We also sold $5,000 of common stock for cash. During the three months ended March 31, 2018, we borrowed $5,235 on notes and repaid $392 on notes payable.

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

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2018.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2019, Crown Equity 33,377 issued shares for cash and notes.

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

CROWN EQUITY HOLDINGS INC.

Date: February 20, 2020	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

