Form 10-Q
period 2019-06-30
Crown Equity Holdings, Inc.
filed 2020-03-05
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019

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
No
☐

As of March 5, 2020, the number of shares outstanding of the registrant’s class of common stock was 11,806,766.

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

Crown Equity Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	Dec 31, 2018
	(Unaudited)
Assets
Current assets
Cash	$3,499	$13,294
Total Current Assets	3,499	13,294

Property and Equipment, net	44,994	50,565
Total Assets	$48,493	$63,859

Liabilities and Stockholders Deficit
Current liabilities
Accounts payable and accrued expenses	$211,402	$207,125
Accounts payable to related party	70,660	61,156
Deferred revenue Related Party	-	50,000
Convertible notes payable to related parties, net of discount	1,521	13,040
Convertible notes payable, net of discount	-	8,498
Finance lease obligation, current	23,714	10,403
Total Current Liabilities	307,297	350,222

Non-Current liabilities
Finance lease obligation, long term	32,905	42,879
Total Liabilities	340,202	393,101

Stockholders deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,952,766 and 11,823,389 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	11,952	11,823
Stock Payable	51,260	18,756
Additional paid-in capital	11,360,917	11,279,211
Accumulated deficit	(11,715,839)	(11,639,033)
Total stockholders deficit	(291,709)	(329,242)
Total liabilities and stockholders deficit	$48,493	$63,859

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$2,363	$990	$3,045	$2,686
Revenue – related party	50,000	2,000	50,000	6,100
Total Revenue	52,363	2,990	53,045	8,786

Operating expenses
Depreciation	8,055	7,224	15,556	14,447
General and Administrative	33,275	46,373	66,728	74,380
Total Operating Expenses	41,330	53,597	82,284	88,827

Net Operating Income (Loss)	11,033	(50,607)	(29,239)	(80,041)

Other expense
Interest expense	(3,808)	(3,136)	(8,647)	(5,759)
Amortization of beneficial conversion feature	(26,602)	(3,745)	(38,920)	(6,945
Total other expense	(30,410)	(6,881)	(47,567)	(12,704)

Net (loss)	$(19,377)	$(57,488)	$(76,806)	$(92,745)

Net (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	11,889,981	11,478,993	11,845,939	11,468,497

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

For the Three months Ended June 30, 2019

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at March 31, 2019	1,000	$1	11,856,766	$11,856	$25,008	$11,314,357	$(11,696,462)	$(345,240)
Notes Payable and Accrued Interest Converted to Common Stock	-	-	90,000	90	-	43,566	-	43,656
Common stock issued for cash	-	-	6,000	6	20,000	2,994	-	23,000
Common Stock Subscribed for services	-	-	-	-	6,252	-	-	6,252
Net loss	-	-	-	-	-	-	(19,377)	(19,377)
Balances at June 30, 2019	1,000	$1	11,952,766	$11,952	$51,260	$11,360,917	$(11,715,839)	$(291,709)

For the Six months Ended June 30, 2019

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2018	1,000	$1	11,823,389	$11,823	$18,756	$11,279,211	$(11,639,033)	$(329,242)
Notes Payable and Accrued Interest Converted to Common Stock	-	-	113,377	113	-	56,782	-	56,895
Common stock issued for cash	-	-	16,000	16	20,000	7,944	-	27,960
Common Stock Subscribed for services	-	-	-	-	12,504	-	-	12,504
Forgiveness of Interest – Related Party	-	-	-	-	-	9,282	-	9,282
Compensation Expense	-	-	-	-	-	7,698	-	7,698
Net loss	-	-	-	-	-	-	(76,806)	(76,806)
Balances at June 30, 2019	1,000	$1	11,952,766	$11,952	$51,260	$11,360,917	$(11,715,839)	$(291,709)

For the Three months Ended June 30, 2018

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balance, March 31, 2018	1,000	$1	11,467,389	$11,467	$-	$11,041,439	$(11,299,470)	$(246,563)
Common stock issued for cash	-	-	22,000	22	-	10,978	-	11,000
Debt Discount	-	-	-	-	-	1,460	-	1,460
Common Stock Payable	-	-	-	-	20,362	-	-	20,362
Net loss	-	-	-	-	-	-	(57,488)	(57,488)
Balance, June 30, 2018	1,000	$1	11,489,389	$11,489	$20,362	$11,053,877	$(11,356,958)	$(271,229)

For the Six months Ended June 30, 2018

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balance, December 31, 2017	1,000	$1	11,461,137	$11,461	$-	$11,029,958	$(11,264,213)	$(222,793)
Common stock issued for services	-	-	6,252	6		6,246	-	6,252
Common stock issued for cash	-	-	22,000	22	-	10,978	-	11,000
Debt Discount	-	-	-	-	-	6,695	-	6,695
Common stock payable	-	-	-	-	20,362	-	-	20,362
Net loss	-	-	-	-	-	-	(92,745)	(92,745)
Balance, June 30, 2018	1,000	$1	11,489,389	$11,489	$20,362	$11,053,877	$(11,356,958)	$(271,229)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Crown Equity Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(76,806)	$(92,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Compensation Expense	20,202	26,617
Depreciation	15,556	14,447
Amortization of beneficial conversion feature	38,920	6,945
Changes in operating assets and liabilities:
Deferred revenue	(50,000)	-
Accounts payable and accrued expenses – related party	9,504	16,061
Accounts payable and accrued expenses	13,728	10,763
Net cash (used in) operating activities	(28,896)	(17,912)

Cash used in financing activities
Purchase of property and equipment	-	-
Net cash (used in) operating activities	-	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(2,250)	(360)
Borrowings from convertible notes payable, related party	-	3,695
Borrowings from convertible notes payable	-	3,000
Proceeds from Sale of Stock	28,000	11,000
Payments on notes payable	(6,649)	(970)
Net cash provided by financing activities	19,087	16,365

Net increase (decrease) in cash	(9,795)	(1,547)
Cash, beginning of period	13,294	1,862
Cash, end of period	$3,499	$315

Supplemental disclosure of cash flow information
Interest paid	$5,147	$4,585
Income taxes paid	-	-

Non-Cash Transactions
Beneficial conversion feature discount on convertible notes	$-	$6,695
Forgiveness of Interest – Related Party	9,282	-
Purchase of fixed assets through finance lease	9,985	-
Debt converted to common stock	56,895	-

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

Adoption of New Accounting Standard

In February 2016, the FASB issued ASU 2016-02 “
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

Accounting Standards not yet Adopted

In June 2016, the FASB issued ASU 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us in our first quarter of fiscal 2023, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.

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

Cash and Cash Equivalents

Crown Equity considers all highly liquid investments purchased with an original maturity of six months or less to be cash and cash equivalents.

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

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Third Party	Related Party	Total	Third Party	Related Party	Total

Advertising	$2,000	$50,000	$52,000	$-	$-	$-
IT Services on Company Server	$-	$-	$-	$-	$6,000	$6,000
Click Based and Impressions Ads	$294	-	294	$1,488	-	1,488
Domain Registrations	11	-	11	12	-	12
Publishing and Distribution	740	-	740	300	100	400
Server	$-	$-	$-	$886	$-	$886
	$3,045	$50,000	$53,045	$2,686	$6,100	$8,786

Revenue is based on providing through the Company’s server services, Managed Information Technology, 24/7 support, which includes designing, developing, testing, maintaining functionality, infrastructure monitoring, managing and hosting, combined with revenue received from the display of click based and impressions ads located on the Company’s websites, domain name registration, publishing and distribution of news and press releases.v

	June 30,	Dec 31,
	2019	2018

Deferred Revenue	$-	$50,000

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2019 and December 31, 2018.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

As of June 30, 2019, 98% of the Company’s revenues were received through advertisements, which 96% of the advertisement revenue was received through a related party. The remaining 2% of the remaining total revenues were from third parties for the displaying of click based and impressions ads located on the company’s websites, as well as for press releases and article publishing and distribution by the Company.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2019 or 2018.

Basic and Diluted Net (Loss) per Share

	Six months June 30, 2019	Six months June 30, 2018
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(76,806)	$(92,745)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(76,806)	$(92,745)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	11,845,939	11,468,497

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended June 30, 2019 and 2018. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2019 is 113,377.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 and 2019 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of June 30,2019, and December 31, 2018, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	Dec 31, 2018
Net operating loss	$407,778	$399,821
Valuation allowance	(407,778)	(369,821)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended June 30, 2019 and December 31, 2018.

Advertising Cost

The Company spent $0 for advertisement for the periods ended June 30, 2019 and 2018.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $11,715,839 since its inception and had a working capital deficit of $258,804, negative cash flows from operations and limited business operations as of June 30, 2019. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	Dec 31, 2018
Computers – 3 year estimated useful life	$107,669	$97,684
Less – Accumulated Depreciation	(62,675)	(47,119)
Property and Equipment, net	$44,994	$50,565

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $15,556, and $14,447 for the six months ended June 30, 2019 and 2018, respectively.

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

☐
A $9,985 note from a third party for the lease of fixed assets, bearing interest at 22%, amortized over 24 months with a payments of $498 in additional to a $22 management fee for a total monthly payment of $520. The lease has a bargain purchase option of $1 at the end of the lease term.

The following is a schedule of the net book value of the finance lease.

Assets	June 30, 2019
Leased equipment under finance lease,	$96,669
less accumulated amortization	(51,675)
Net	$44,944

Liabilities	June 30, 2019
Obligations under finance lease (current)	$23,714
Obligations under finance lease (noncurrent)	32,905
Total	$56,619

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$44,944
Liability balance	56,619
Cash flow (operating)	—
Cash flow (financing)	6,649
Interest expense	$1,144

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases

2019 *	10,433
2020	27,974
2021	15,938
2022	11,860
Thereafter	-
Total	66,205
Less: Imputed Interest	(9,586)
Total Liability	56,619

*Excludes six months ended June 30, 2019

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	2.25 years	16%

Based on average interest rate of 16%, average term remain (months) 27.33 Average term remain (years) 2.28

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

During fiscal year ended 2018, third party convertible note payables of $8,531 were not settled for cash or through the issuance of common stock shares. During the six-month period of June 30, 2019, third party convertible note payables of $8,531 and related party notes of $48,155 and accrued interest of $209 were converted at $0.50 per share.

As of June 30, 2019, and December 31, 2018, the Company had unamortized discount of $0 and $38,920 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Dec 31,
Name	Note Date	Date	Rate	Rate	2018

Related Party:
Mike Zaman	11/30/2017	11/30/2018	12%	$0.50	778
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	450
Montse Zaman	06/07/2018	06/07/2019	12%	$0.50	293
Total Convertible Related Party Notes Payable					1,521
Less: Debt Discount					-
Convertible Notes Payable, net of Discount - Related Party					1,521

OCHC, LLC

On August 11, 2018, October 2, 2018, October 24, 2018, November 16, 2018 and December 4, 2018, the Company entered into convertible promissory notes for with OCHC, LLC for loans in the amounts of $631 each of the mentioned dates. The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. The total amount of these notes and the accrued interest were converted as of the six-month period ending June 30, 2019 with the balance of $0 owed.

Munti Consulting, LLC

On October 3, 2018 and December 19, 2018, the Company entered into convertible promissory notes for with Munti Consulting, LLC for loans in the amounts of $35,000 and 10,000. The notes carry interest at 10% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. The total amount of these notes and the accrued interest were converted as of the six-month period ending June 30, 2019 with the balance of $0 owed.

Mike Zaman

On November 30, 2017 and January 19, 2018 the Company entered into convertible promissory notes with Mike Zaman for loans in the amount of $1,000 and $450, respectively. The balance on the $1,000 note was $778 on June 30, 2019. The notes carry interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. $2,250 of the notes were paid and none of the remaining notes were converted as of June 30, 2019 and had a balance of $1,228 at June 30, 2019.

Montse Zaman

On June 7, 2018, the Company entered into convertible promissory note with Montse Zaman for loan in the amount of $760. The balance on the note is $293.The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of these notes, the conversion price was less than the trading price of the stock. The notes mature on June 7, 2019 and have not been fully paid or converted as of June 30, 2019 and had a balance of $293 at June 30, 2019.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobile lease payments.

The company agreed to pay the automobile lease of $395 a month, on a month to month basis and can be cancelled at any time. The Company reevaluates their obligation at the end of each quarter and determines if they will continue paying the lease on a month to month basis. The payment of this lease was terminated in February 2020.

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

On January 8, 2019, Mr. Cantor resigned. On December 18, 2019, his 300,000 restricted shares of common stock were returned to the Company.

As of June 30, 2019, the company recognized $50,000 of related party revenue for nine months of Advertising services for client during July 1, 2018 through April 1, 2019.

As of June 30, 2019, the Company had a payable of $293 to Montse Zaman, director for expenses paid on behalf of the Company. The holder has the right to convert principal of the note and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of payables, the conversion price was less than the trading price of the stock. The Company recorded a discount for the beneficial conversion feature of the notes, which has been amortized over the life of the note using the straight-line method.

As of June 30, 2019, the Company had a payable of $1,228 to Mike Zaman, director for expenses paid on behalf of the Company. The holder has the right to convert principal of the note and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of payables, the conversion price was less than the trading price of the stock. The Company recorded a discount for the beneficial conversion feature of the notes, which has been amortized over the life of the note using the straight-line method.

As of June 30, 2019, Mike Zaman has forgiven the Company $9,282 of interest owed in reference to his notes.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the six months ended June 30, 2019, there were no convertible notes from related parties. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

As of June 30, 2019, the Company has a balance of $70,660 of accounts payable with related parties.

NOTE 8 – STOCK HOLDERS’ DEFICIT

Common Stock

The shares for cash proceeds were sold at the price of fifty cents $0.50 per share on the date of grant. Shares issued for notes were converted into shares of Common Stock at a conversion rate of fifty cents ($.50) per share per dollar ($1.00) owed. $12,504 common shares for services were committed to Vinoth Sambandam for issuance, and is reflected in the stockholders’ equity section as Common Stock Payable

During the six months ending June 30, 2019, the Company issued the following:

☐	16,000 common shares for cash proceeds of $7,960.

☐	common stock payable of $20,000 owed for cash proceeds.

☐	113,377 shares issued for conversion of $56,895 in notes. The notes were converted in accordance with the terms of the note and the Company recorded no gain or loss on the conversions.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of June 30, 2019.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of June 30, 2019, the Company has 1,000 shares of Series A Preferred Stock outstanding

NOTE 9 – INCOME TAXES

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

The Company did not have taxable income during 2019.

The Company's deferred tax assets consisted of the following as of June 30, 2019 and December 31, 2018:

	2019	2018
Net operating loss	$407,778	$399,821
Valuation allowance	(407,778)	(399,821)
Net deferred tax asset	$-	$-

As of June 30, 2019, and December 31, 2018, the Company's accumulated net operating loss carry forward was approximately $1,941,798 and $1,903,911 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

2014 Federal income tax returns have not been examined and reported upon by the Internal Revenue Service; returns of the years since 2014 are still open.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent June 30, 2019, the company cancelled 300,000 shares and issued an additional 154,000 shares of common stock, subsequent to June 30, 2019, as follows:

154,000 shares of common stock issued for cash proceeds of $77,000 at the price of $0.50 per share on the date of grant.

Sales of Company stock subsequent to June 30, 2019 are as follows:

On July 1, 2019, August 1, 2019 and September 3, 2019, Munti Consulting, LLC paid $10,000 respectively for a total purchase price of $30,000 for 60,000 shares of Company stock. During April and May of 2019 Muni Consulting paid $10,000 respectively for 40,000 shares of stock that was payable as of June 30, 2019.The shares have been issued subsequent to June 30, 2019. Therefore, a total amount of 100,000 common shares were issued in September of 2019 for the total amount of cash paid.

On December 18, 2019, the company received 300,000 shares for cancelation from Steven Cantor, which was sent to transfer agent for cancellation January 3, 2020.

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

On February 7, 2020, the Company agreed to issue 345,016 shares to Vinoth Sambandam for settlement of debt owed for services rendered through December 31, 2019. Actual shares have not been issued by Transfer Agent as of filing date.

Management has evaluated subsequent events as of the date of the Consolidated Financial Statements and has determined that all events are disclosed herein.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSISv

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

As of June 30, 2019, Crown Equity had no paid employees and was utilizing the services of one independent contractor and the following three officers, Kenneth Bosket, Arnulfo Saucedo-Bardan and Mike Zaman.

RESULTS OF OPERATIONS

Three months Ended June 30, 2019 Compared to the Three months Ended June 30, 2018

For the three months ended June 30, 2019, revenues were $52,363 and $2,990 for the same period in 2018.

The increase in revenues was due to a related party client that we provided Company’s advertisement services to.

Operating expenses were $41,330 for the three months ended June 30, 2019 and $53,597 for the same period in 2018 for a decrease of $12,267 due to decrease in web site development expenses Other expenses for the three month period ended June 30, 2019 were $30,410 and $6,881 for the same quarter in 2018. The increase was due to interest expense being $672 higher and the $26,602 of amortization of the beneficial conversion feature related for the convertible notes issued for which there was $3,745 in 2018.

Interest expense for the three months ended June 30, 2019 and 2018 was $3,808 and $3,136, respectively.

Six months Ended June 30, 2019 Compared to the Six months Ended June 30, 2018

For the six months ended June 30, 2019, revenues were $53,045 and $8,786 for the same period in 2018.

The increase in revenues was due to a related party client that we provided advertisement services for over a period of 9 months from July 1, 2018 through April 1, 2019.

Operating expenses were $82,284 for the six months ended June 30, 2019 and $88,827 for the same period in 2018 for a decrease of $6,543 due to less noncash compensation expense. Other expenses for the six months period ended June 30, 2019 were $47,567 and of $12,704 for the same quarter in 2018. The increase was due to interest expense being $2,888 higher and the $38,920 of amortization of the beneficial conversion feature related for the convertible notes issued for which there was $6,945 in 2018.

Interest expense for the six months ended June 30, 2019 and 2018 was $8,647 and $5,759, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, Crown Equity had current assets of $3,499 and current liabilities of $307,297 resulting in working capital deficit of $303,798. Net cash used by operating activities for the six months ended June 30, 2019 was $28,896 compared to net cash used of $17,912 for the same period in 2018. The increase in operating cash used resulted from a net loss of approximately $76,806, offset mainly by non-cash compensation of $20,202, and amortization of a beneficial conversion feature of $38,920 in the current period.

Net cash used in investing activities was zero for the six months ended June 30, 2019 and 2018.

Net cash provided by financing activities during the six months ended June 30, 2019 was $19,087 compared to net cash provided of $16,365 in 2018. For the six months ended June 30, 2019, we paid $2,250 on related party notes payable and $0 on third party notes payable. We also sold $28,000 of common stock for cash.

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

During the six months ended June 30, 2019, Crown Equity 129,377 issued shares for cash and notes.

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

CROWN EQUITY HOLDINGS INC.

Date: March 5, 2020	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

