Form 10-K
period 2019-12-31
Crown Equity Holdings, Inc.
filed 2020-05-29
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code: (702) 683-8946

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate number of shares of the voting stock held by non-affiliates on December 31, 2019 was 1,400,486. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,400,486. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of May 29, 2020, was 12,160,118.

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

The Company’s office is located at 11226 Pentland Downs Street, Las Vegas NV 89141. The Company is provided office space by one of the officers and directors at no charge.

As of December 31, 2019, the Company utilized the services of independent contractors during the year. Officers compensation is detailed in Part III, Item 11 of this filing.

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

Item 3: Legal Proceedings

None

Item 4: Mine Safety Disclosures

None.

PART II

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol “CRWE” and CUSIP #22834M107. The Company’s stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2019, the Company had 11,766,766 shares of its common stock issued and outstanding of which 10,366,280 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2019 and 2018.

Period	High	Low
1st Qtr. 2019	2.10	2.06
2nd Qtr. 2019	2.10	2.10
3rd. Qtr. 2019	2.10	1.92
4th Qtr. 2019	1.55	1.55
1st Qtr. 2018	1.00	1.00
2nd Qtr. 2018	2.00	1.00
3rd. Qtr. 2018	3.00	1.85
4th Qtr. 2018	3.00	1.85

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2019, the Company estimates there are approximately 99 “holders of record” of its common stock and estimates that there are approximately 150 beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

Item 6: Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of Securities and Exchange Act of 1934 and are not required to provide information under this item.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2019 and 2018 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on August 31, 1995 as Visioneering Corporation. In 1999, the Company acquired 20/20 Web Design, Inc., a Colorado corporation wholly owned by Crown Partners, Inc. In August, 2009, Crown Partners transferred its shares of the Company to Crown Marketing Corporation (“Crown Marketing”) in exchange for marketing and public relation services to be provided by Crown Marketing.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock. The revenue transaction does not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2019, the Company has $997 in cash and $25,976 of long-term debt.

At December 31, 2019, the Company had negative working capital of $321,331 which consisted of current assets of $997 and current liabilities of $322,328. The current liabilities of the Company at December 31, 2019 are composed of accounts payable and accrued expenses of $210,223, accounts payable and accrued expenses and notes payable to related party of $80,664 and $760, respectively, and current portion of long term debt of $30,681.

Cash flows used in operating activities during the year ended December 31, 2019 was $67,675 compared to cash flow used of $52,870 for the same period in 2018.

Cash flows provided by investing activities were $0 for the years ended December 31, 2019 and 2018.

Cash flows provided by financing activities was $55,378 for the year ended December 31, 2019 compared to $64,302 for the same period in 2018. The financing activities in 2018 consisted of proceeds from sales of stock and proceeds from convertible notes payable from related parties. The financing activities in 2019 consisted mostly of proceeds from sale of stock.

As of December 31, 2019, the Company had total assets of $29,879 and total liabilities of $348,304. Stockholders’ deficit as of December 31, 2019 was $318,425 compared to a deficit of $329,242 at December 31, 2018. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

REVENUES

Sales for the year ended December 31, 2019 were $53,793 compared to $10,452 for the year ended December 31, 2018, an increase of $43,341. Of the $53,793 revenue in 2019, $50,000 was from related parties.

OPERATING EXPENSES

During the year ended December 31, 2019, we incurred $147,363 in operating expenses, compared to $342,372 in the same period ended December 31, 2018, a decrease of $195,009 mainly due to decrease in consulting and professional fees expense incurred.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2019, we incurred other expenses of $59,456, consisting of interest expense of $21,885 and amortization of the beneficial conversion feature of our convertible notes of $38,920 and gain on extinguishment of debt of $1,349. In the year ended December 31, 2018 we had other expenses of $42,900 consisting of interest expense of $17,996 and amortization of the beneficial conversion feature of our convertible notes of $24,904.

NET LOSS

The Company had a net loss for the year ended December 31, 2019 of $153,026 compared to a net loss of $374,820 for the year ended December 31, 2018, a decrease of $221,794 mainly due to decrease in consulting and professional fees.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crown Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Equity Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

May 29, 2020

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2019	2018

Assets
Current assets
Cash	$997	$13,294
Total Current Assets	997	13,294

Property and Equipment, net	28,882	50,565
Total Assets	$29,879	$63,859

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$210,223	$207,125
Accounts payable and accrued expenses to related party	80,664	61,156
Deferred revenue related party	-	50,000
Convertible notes payable to related parties, net of debt discount	760	13,040
Convertible notes payable, net of debt discount	-	8,498
Current portion of long-term debt	30,681	10,403
Total Current Liabilities	$322,328	$350,222

Non-Current liabilities
Long-term debt	$25,976	$42,879
Total Liabilities	$348,304	$393,101

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at December 31, 2019 and 2018	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 11,766,766 and 11,823,389 shares issued and outstanding at December 31, 2019 and 2018	11,766	11,823
Stock Payable	43,764	18,756
Additional paid-in capital	11,418,103	11,279,211
Accumulated deficit	(11,792,059)	(11,639,033)
Total stockholders’ deficit	(318,425)	(329,242)
Total liabilities and stockholders’ deficit	$29,879	$63,859

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018

Revenues
Revenues	$3,793	$3,352
Revenues – Related Party	50,000	7,100
Total Revenues	53,793	10,452

Operating expenses
General and administrative expense	115,695	313,477
Depreciation	31,668	28,895
Total Operating Expenses	147,363	342,372

(Loss) from operations	(93,570)	(331,920)

Other income (expense)
Interest expense	(21,885)	(17,996)
Gain on extinguishment of debt	1,349	-
Debt Discount Amortization	(38,920)	(24,904)
Total Other Expense	(59,456)	(42,900)

Net (loss)	$(153,026)	$(374,820)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.01)	$(0.03)

Weighted average number of shares outstanding basic and diluted	11,936,422	11,583,371

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances, December 31, 2017	1,000	$1	11,461,137	$11,461	$-	$11,029,958	$(11,264,213)	$(222,793)
Common stock issued for services	-	-	316,252	316	-	171,449	-	171,765
Common stock issued for cash	-	-	46,000	46	-	22,954	-	23,000
Common stock issued for settlement of debt	-	-	-		18,756		-	18,756
Debt discount due to beneficial conversion feature	-	-	-	-		54,850	-	54,850
Net loss	-	-	-	-	-	-	(374,820)	(374,820)
Balances at December 31, 2018	1,000	$1	11,823,389	$11,823	18,756	$11,279,211	$(11,639,033)	$(329,242)
Common stock issued for services	-	-	-	-	-	7,698	-	7,698
Common stock issued for cash	-	-	130,000	130	-	64,870	-	65,000
Common Stock Subscribed for services	-	-	-	-	25,008	-	-	25,008
Common stock issued for settlement of debt	-	-	17,062	17	-	8,514	-	8,531
Common stock issued for settlement of debt – Related Parties	-	-	96,315	96	-	40,228	-	48,324
Forgiveness of interest from CEO	-	-	-	-	-	9,282	-	9,282
Shares for services returned	-	-	(300,000)	(300)	-	300	-
Net loss	-	-	-	-		-	(153,026)	(153,026)
Balances at December 31, 2019	1,000	$1	11,766,766	$11,766	$43,764	$11,418,103	$(11,792,059)	$(318,425)

 The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018

Cash flows from operating activities
Net (loss)	$(153,026)	$(374,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversions	(1,349)
Depreciation expense	31,668	28,895
Common stock issued for services	32,706	190,521
Loss on settlement of debt	-	-
Amortization of beneficial conversion features	38,920	24,904
Changes in operating assets and liabilities
Accounts payable and accrued expenses	4,445	4,063
Accounts payable – related party	28,961	23,567
Deferred revenue – related party	(50,000)	50,000
Net cash (used in) operating activities	(67,675)	(52,870)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from convertible notes payable	-	3,000
Proceeds from sale of stock	65,000	23,000
Payments on convertible notes payable - related party	(3,011)	(8,784)
Proceeds from convertible notes payable - related party	-	51,850
Payments on notes payable	(6,611)	(4,764)
Net cash provided by financing activities	55,378	64,302

Net increase (decrease) in cash	(12,297)	11,432

Cash, beginning of period	13,294	1,862

Cash, end of period	$997	$13,294

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of debt and interest – Related Party	$48,154	$-
Common stock issued for debt and interest conversion	$8,531	$-
Contributed Capital/Forgiveness of CEO interest	$9,282	$-
Debt issued for fixed assets	$9,985	$-
Shares for services returned	$300	$-
Debt discount resulting from convertible notes	$-	$54,850

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. (“Crown Equity” or the “Company”) was incorporated in August 1995 in Nevada. The Company offers through its digital network of websites, advertising branding, marketing solutions and other services to boost customer awareness, as well as merchant visibility as a worldwide online multi-media publisher. The Company focuses on the distribution of information for the purpose of bringing together its audience with the advertisers that want to reach them. Its advertising services cover and connect a range of marketing specialties, as well as provide search engine optimization for clients interested in online media awareness. Crown Equity Holdings’ objective is making its endeavor known as CRWE WORLD into a global online news and information source, as well as a global one stop shop for various distinct products and services. The Company also offers services to companies seeking to become public entities in the United States, as well as providing various consulting services to companies and individuals dealing with corporate structure and operations globally.

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

Basis of Preparation

The accompanying financial statements include the financial information of Crown Equity Holdings Inc. (“Crown Equity”, the “Company”) have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Adoption of New Accounting Standard

Crown Equity adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers, at the start of the first quarter of 2018 using the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings based on the current terms and conditions for open contracts as of January 1, 2018. The adoption of the standard did not have a material impact on the Company’s Financial Statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-3, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instructions (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-3 is effective for us in our first quarter of fiscal 2023, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our financial statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASU 2018-07 Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

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

	December 31, 2019			December 31, 2018
	Third Party	Related Party	Total	Third Party	Related Party	Total

IT Services on Company Server	$-	$-	$-	$-	$7,000	$7,000
Click Based and Impressions Ads	$2,743	$50,000	$52,743	$2,885	$-	$2,885
Domain Registrations	$10	$-	$10	$67	$-	$67
Publishing and Distribution	$1,040	$-	$1,040	$400	$100	$500
	$3,793	$50,000	$53,793	$3,352	$7,100	$10,452

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2019 and 2018.

Risk Concentrations

As of December 31, 2019 , 98% of the Company’s revenues were received through advertisements, which 95% of the advertisement revenue was received through a related party. The remaining 2% of the remaining total revenues were from third parties for the displaying of click based and impressions ads located on the company’s websites, as well as for press releases and article publishing and distribution by the Company.

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

Basic and Diluted Net (Loss) per Share

	December 31,
	2019	2018
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(153,026)	$(374,820)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(153,026)	$(374,820)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	11,936,422	11,583,371

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the years ended December 31, 2019 and 2018. The number of potential anti-dilutive shares excluded from the calculation shares for the year ended December 31, 2019 is 1,520.

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2019 and 2018.

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

Level 3 Inputs – Instruments with primarily unobservable value drivers. The Company has no Level 3 Inputs.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the years ended December 31, 2019 and 2018.

Advertising Cost

The Company spent no money for advertisement for the years ended December 31, 2019 and 2018.

Depreciation expense was $31,668 and $28,895 for the years ended December 31, 2019 and 2018, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity an accumulated deficit of $11,792,059 since its inception and had a working capital deficit of $321,331 negative cash flows from operations and limited business operations as of December 31, 2019. These conditions raise substantial doubt as to Crown Equity’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Computers – 3 year estimated useful life	$96,669	$86,684
Less – Accumulated Depreciation	(67,787)	(36,119)
Property and Equipment, net	$28,882	$50,565

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $31,668, and $28,895 for the twelve months ended December 31, 2019 and 2018, respectively.

NOTE 4 – CAPITAL LEASES

During the period ending December 31, 2019, the Company paid an aggregate of $6,611 toward capital lease balances. During 2019 and 2018, the Company borrowed an aggregate $9,985 and $0 under the following third-party finance lease transactions:

☐

A $9,985 note from a third party for the lease of fixed assets, bearing interest at 22%, amortized over 24 months with a payments of $498 in additional to a $22 management fee for a total monthly payment of $520. The lease has a bargain purchase option of $1 at the end of the lease term.

The following is a schedule of the net book value of the finance lease.

Assets	December 31, 2019
Leased equipment under finance lease,	$96,669
less accumulated amortization	(67,787)
Net	$28,882

Liabilities	December 31, 2019
Obligations under finance lease (current)	$30,681
Obligations under finance lease (noncurrent)	25,976
Total	$56,657

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$21,679
Liability balance	$56,657
Cash flow (operating)	$—
Cash flow (financing)	$6,611
Interest expense	$11,794

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases

2020	35,010
2021	15,726
2022	11,860
Thereafter	-
Total	62,596
Less: Imputed Interest	(5,939)
Total Liability	56,657

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	2.03 years	16%

Based on average interest rate of 16%, average term remaining (months) 24.33 Average term remain (years) 2.03

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

During 2019, third party convertible note payables of $8,531and related interest of $1,349 were settled thru issuance of 17,062 common stock shares. The company recorded a $1,349 gain on the conversion.

As of December 31, 2019 and 2018, the Company had unamortized discount of $0 and $38,920 respectively.

The Company analyzed the below convertible notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $0, as of December 31, 2019.

	Original	Due	Interest	Conversion	Dec 31,
Name	Note Date	Date	Rate	Rate	2019

Related Party:
Mike Zaman	12/30/2015	12/30/2018	12%	$0.50	-
Mike Zaman	04/12/2017	04/12/2018	12%	$0.50	-
Mike Zaman	11/15/2017	11/15/2018	12%	$0.50	-
Mike Zaman	11/27/2017	11/27/2018	12%	$0.50	-
Mike Zaman	11/30/2017	11/30/2018	12%	$0.50	760
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	-
Montse Zaman	06/07/2018	06/07/2019	12%	$0.50	-
OCHC, LLC	08/21/2018	08/21/2019	12%	$0.50	-
OCHC, LLC	10/02/2018	10/02/2019	12%	$0.50	-
OCHC, LLC	10/24/2018	10/24/2019	12%	$0.50	-
OCHC, LLC	11/16/2018	11/16/2019	12%	$0.50	-
OCHC, LLC	12/04/2018	12/04/2019	12%	$0.50	-
Munti Consulting LLC	10/03/2018	10/03/2019	10%	$0.50	-
Munti Consulting LLC	12/19/2018	12/19/2019	10%	$0.50	-
Total Convertible Related Party Notes Payable					-
Less: Debt Discount					-
Convertible Notes Payable, net of Discount - Related Party					760

Chris Knudsen

On March 25, 2019, the holder exercised their right to convert the principal and interest balance of three notes into Common Shares at a rate of $0.50 per share for total of 2,062 shares issued to holder. The accrued interest converted on the July 7, 2017 note for $631, August 23, 2017 note for $200 and the September 18, 2017 note for $200 note are $103, $37 and $65 respectively. The gain for interest converted was $205. As of December 31, 2019 all notes were paid.

Kevin Wiltz

On March 25, 2019, the holder exercised their right to convert the principal and interest balance of the note into Common Shares at a rate $0.50 per share for a total of 3,000 shares issued to holder. The accrued interest converted on the November 27, 2017 note for $1,500 was $238. The gain for interest converted was $238. As of December 31, 2019, the note was paid.

Richard W. LeAndro

On March 25, 2019, the holder exercised their right to convert the principal and interest balance of two notes into Common Shares at a rate of $0.50 per share for a total of 12,000 shares issued to holder. The accrued interest converted on the December 5, 2017 note for $3,000 and January 4, 2018 note for $3,000 were $468 and $438 respectively. The gain on the interest converted was $906. As of December 31, 2019, both notes were paid.

OCHC, LLC

On August 21, 2018, October 2, 2018, October 24, 2018, November 16, 2018 and December 4, 2018, the Company entered into convertible promissory notes for with OCHC, LLC for loans in the amounts of $631 each of the mentioned dates for a total principal balance of $3,155.

On March 25, 2019, the holder exercised their right to convert the principal and interest balance of the five notes into Common Shares at a rate of $0.50 per share for a total of 6,315 shares issued to holder. The total accrued interest converted for the five notes were $163 and included in accrued expenses. As of December 31, 2019, all notes were paid.

Munti Consulting, LLC

On October 3, 2018 and December 19, 2018, the Company entered into convertible promissory notes for with Munti Consulting, LLC for loans in the amounts of $35,000 and $10,000.

On April 29, 2019, the holder exercised their right to convert the aggregate principal balance of the two notes of $45,000 and accrued interest of $170 into Common Shares for a total of 90,000 shares issued to holder. The total accrued interest for the two notes were $2,741 with a remaining balance of $2,571 of accrued interest still owed.

Mike Zaman

As of January 1, 2019, the Company owed Mike Zaman a total of $3,478. During the period ending December 31, 2019, $2,718 of the notes were paid and $9,282 of accrued interest were forgiven by the holder. The remaining principal balance of $760 and remaining accrued interest of $3,503 were not converted as of December 31, 2019.

Montse Zaman

As of January 1, 2019, the Company owed Montse Zaman a total of $293 plus accrued interest of $87. During the period ending December 31, 2019, the principal balance of $293 was paid. The remaining accrued interest of $87 remained outstanding as of December 31, 2019.

During the period ending December 31, 2019, the Company had $2,242 current interest expense on notes payable and $7,849 of current interest expense on credit card debt.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under third and related party notes payable and automobile lease payments.

The Company agreed to pay the automobile lease of $395 a month, on a month to month basis and can be cancelled at any time. The Company reevaluates their obligation at the end of each quarter an determines if they will continue paying the lease on a month to month basis.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

During the period ending December 31, 2019, the Company issued 96,315 shares Common stock for the settlement of $48,324 debt from related parties.

OCHC LLC total notes payable of $3,155 was converted to restricted shares of common stock during March of 2019 at a rate of $0.50 per share, as stated within the terms of the agreement.

On January 8, 2019, Mr. Cantor resigned. On December 18, 2019, his 300,000 restricted shares of common stock were returned to the Company.

As of December 31, 2019, the company recognized $50,000 of related party revenue for nine months of Advertising services for client during July 1, 2018 through April 1, 2019

As of December 31, 2019, the Company had a payable of $760 to Mike Zaman, director for expenses paid on behalf of the Company. The holder has the right to convert principal of the note and accrued interest into Common shares at a rate of $0.50 per share or receive cash. At the time of the issuance of payables, the conversion price was less than the trading price of the stock. The Company recorded a discount for the beneficial conversion feature of the notes, which has been amortized over the life of the note using the straight-line method.

As of December 31, 2019, Mike Zaman has forgiven the Company $9,282 of interest owed in reference to his notes.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the nine months ended December 31, 2019, there were no convertible notes from related parties. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

As of December 31, 2019, the Company had a payable of $18,756 to Vinot Sambandam, an officer of the Company for services performed.

As of December 31, 2019 and 2018, the outstanding balance of accounts payable to related parties was $80,664 and $61,156 respectively.

As of December 31, 2019, the outstanding balance of convertible notes payable to related parties was $760.

As of December 31, 2019 and 2018, the company had an expense of $4,343 and $8,160 respectively to Mike Zaman, a director and CEO of the Company for automobile lease agreements.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

During the period ended December 31, 2019, the CEO of the Company forgave the interest on debt due to CEO, reducing accrued interest for the period by $9,282.

During the period ended December 31, 2019, the Company issued 113,377 shares of Common stock for the conversion of $56,855 in notes and $0 in accrued interest. The notes were converted in accordance with the terms of the note and the Company recorded a gain of $1,349 on the extinguishment of debt.

The shares for cash proceeds were sold at the price of fifty cents $0.50 per share on the date of grant. Shares issued for notes were converted into shares of Common Stock at a conversion rate of fifty cents ($.50) per share per dollar ($1.00) owed. $25,008 common shares for services were committed to Vinoth Sambandam for issuance, and is reflected in the stockholders’ equity section as Common Stock Payable.

As of December 31, 2019, the Company issued -0- shares for $7,698 to Steve Cantor for services rendered per agreement. These were valued using the market value on the date of grant for 300,000 shares issued in prior year.

As of December 31, 2019, the Company issued 130,000 shares for $65,000 in cash proceeds for sale of the common shares. These shares were sold at the price of $0.50 per share on the date of the grant.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of December 31, 2019.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of December 31, 2019, the Company has 1,000 shares of Series A Preferred Stock outstanding

NOTE 9 – INCOME TAXES

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

The Company did not have taxable income during 2019 or 2018.

The Company’s deferred tax assets consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Net operating loss	$416,916	$399,821
Valuation allowance	(416,916)	(399,821)
Net deferred tax asset	$-	$-

As of December 31, 2019 and 2018, the Company’s accumulated net operating loss carry forward was approximately $2,056,937 and $1,903,911 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events as of the date of the Financial Statements and has determined that all events are disclosed herein.

On January 2, 2020, the Company issued 40,000 shares of Company stock to Willy Ariel Saint-Hilaire at a purchase price of $20,000.

On January 27, 2020, the Company re-acquired from AVOT the online business iB2BGlobal.com and since company had not received the shares promised during the original sale.

On January 27, 2020, the company entered into convertible promissory note with Willy Ariel Saint-Hilaire in the amount of $14,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share.

On February 7, 2020, the Company issued 345,016 shares to Vinoth Sambandam for settlement of debt owed for services rendered through December 31, 2019.

On February 13, 2020, Munti Consulting LLC was issued a warrant at a price of $0.000025 per share ($25 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share. Exercisable after the first (1st) anniversary of the date of filing of the first Form S-1 filed with the U.S. Securities and Exchange Commission after the issuance of this Warrant.

On February 24, 2020, Addicted 2 Marketing was issued a warrant at a price of $0.000025 per share ($2.50 total) to purchase 100,000 shares of common stock at the exercise price of $0.60 per share.

On March 8, 2020 and March 24, 2020, the company entered into convertible promissory note with Willy Ariel Saint-Hilaire in the amounts of $1,581 and $1,552 respectively. The notes carry interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share.

On March 13, 2020, Kevin Wiltz was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On March 13, 2020, Willy Ariel Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On March 25, 2020 and April 28, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amounts of $5,000 and $4,000, respectively. The note carries interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common shares at a rate of $0.50 per share.

On March 31, 2020, the Company issued 8,336 shares to Vinoth Sambandam for services rendered for the first quarter 2020.

On May 15, 2020, the Company agreed to issue 160,000 shares to Steven Cantor to settle compensation dispute. As of the date of this filing, the draft agreement has not been executed and shares have not been issued.

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

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

Item 9B: Other Information

None.

Part III

Item 10: Directors and Executive Officers, and Corporate Governance

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	63	Director since 11/2013; appointed President/CEO since 7/2015

Kenneth Bosket	66	Director since 06/2008; appointed to CFO since 6/2016

Montse Zaman	45	Director, Secretary and Treasurer since 02/2008

Vinoth Sambandam	37	Appointed CTO in 01/2017

There are no family relationship between or among any Officer and Director except that Mike Zaman and Montse Zaman are husband and wife.

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

MIKE ZAMAN - Mike Zaman is the President and CEO of the company. He was born in Tehran, Iran and moved to Florida in the 1980’s where he attended Florida International University to study Computer Science. Since becoming a U.S. citizen, he has been a corporate, marketing and sales consultant for many numerous companies and has advised or consulted in the process of mergers, acquisitions, as well as the raising of capital for private and public entities. He was appointed as the Company’s Chief Marketing Officer in October of 2013.

KENNETH BOSKET - Kenneth Bosket is a director and CFO of the Company. Mr. Bosket has been member of the Company’s team since June, 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization’s goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor’s of Business Administration from National University.

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

The Company previously adopted a Code of Ethics in 2004. The Company has revised the Code of Ethics and is adopting a new Code of Ethics which applies to its directors as well as to its officers including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics is attached as an Exhibit to this Report and is also available on the Company’s website, www.crownequityholdings.com . A copy of the Code of Ethics is also available at no charge to anyone who may send a request in writing to the Company, addressed to its CEO, at Las Vegas, NV 89141.

Identification of Certain Significant Employees - The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 11: Executive Compensation

During fiscal 2019 the Company paid its officers and directors an aggregate of $9,150. During fiscal 2018 the Company paid its officers and directors (Kenneth Bosket, Arnulfo Saucedo-Bardan and Vinoth Sambandam) an aggregate of $5,984. The remaining directors made the decision to serve as officers and/or directors without compensation upon appointment. In 2017, the company added board member who made the decision to serve as officers and directors without compensation upon appointment.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

	Annual compensation				Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Kenneth Bosket	2019	3,650							3,650
CFO, Director	2018	1,000	-	-	-	-	-	-	1,000
	2017	16,500	-	-	-	-	-	-	16,500

Arnulfo Saucedo-Bardan	2019	-							-
Former COO, Director	2018	1,400	-	-	-	-	-	-	1,400
	2017	6,250	-	-	-	-	-	-	6,250

Montse Zaman	2019	-							-
COO, Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

Mike Zaman	2019	-
CEO, Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

Vinoth Sambandam	2019	5,500	-	-	-	-	-	-	5,500
CTO	2018	3,584							3,584
	2017	25,008	-	-	-	-	-	-	25,008

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2019, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports

Montse Zaman	Officer, Director	Yes

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

There were 11,766,766 shares of the Company’ common stock issued and outstanding on December 31, 2019. There are 20,000,100 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding at December 31, 2019. No other Preferred Shares are outstanding at December 31, 2019.authorized with none outstanding. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

_______________

(1)	Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Montse Zaman (1)	10,012,057	85.08%
11226 Pentland Downs Street
Las Vegas, NV 89141

Ken Bosket (1)	21,022	0%
1453 Flintrock Road
Henderson, Nevada 89014

Mike Zaman (1)	7,476	0%
11226 Pentland Downs Street
Las Vegas, NV 89141

Vinoth Sambandam (1)	394,762	0%
L41A Bharathy Thasan Colony
KK Nagar, Chennai, 600 078 India

All directors and officers as a group	10,435,317	88.6%

_______________

(1)	Denotes officer or director.

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

Item 13: Certain Relationships and Related Transactions

As in 2018, in 2019 the Company was provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

During the period ending December 31, 2019, the Company issued 96,315 shares Common stock for the settlement of $48,324 debt from related parties.

As of December 31, 2019, the Company had a payable of $18,756 to Vinot Sambandam, an officer of the Company. The amounts due are for services performed.

As of December 31, 2019, the Company had a payable of $760 note payable to Mike and Zaman. The payable is unsecured, and due on demand.

As of December 31, 2019, the Company had payables and accrued expenses of $80,664 to related parties.

Item 14: Principal Accounting Fees and Services

On December 19, 2018, the Company engaged M&K CPAS PLLC as the Company’s independent registered accounting firm commencing with the quarter ending March 31, 2018 through and including the fiscal year ending December 31, 2019.

	2019	2018
Audit fees	$14,700	$35,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Item 15: Exhibits

EXHIBITS FILED WITH THIS REPORT

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Exhibit filed herewith

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on May 29, 2020.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 29, 2020.

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Montse Zaman	Director, Chief Operating Officer
Montse Zaman

/s/ Kenneth Bosket	Director, Chief Financial Officer (Principal
Kenneth Bosket	Financial Officer), Principal Accounting Officer

