Form 10-Q
period 2020-03-31
Crown Equity Holdings, Inc.
filed 2020-07-14
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of July 14, 2020, the number of shares outstanding of the registrant’s class of common stock was 12,202,260.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Crown Equity Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2020	Dec 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$3,260	$997
Total Current Assets	3,260	997

Property and Equipment, net	20,849	28,882
Total Assets	$24,109	$29,879

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$201,163	$210,223
Accounts payable and accrued expenses to related party	22,892	80,664
Convertible notes payable to related parties, net of discount	5,000	760
Convertible notes payable, net of discount	17,633	-
Finance lease obligation, current	31,047	30,681
Total Current Liabilities	$277,735	$322,328

Non-Current liabilities
Long-term debt	20,299	25,976
Total Liabilities	$298,034	348,304

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 12,160,118 and 11,766,766 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	12,159	11,766
Stock Payable	1,500	43,764
Additional paid-in capital	11,986,012	11,418,103
Accumulated deficit	(12,273,597)	(11,792,059)
Total stockholders’ deficit	(273,925)	(318,425)
Total liabilities and stockholders’ deficit	$24,109	$29,879

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$577	$682
Revenue – related party	-	-
Total Revenue	577	682

Operating expenses
Depreciation	8,033	7,501
General and Administrative	43,395	33,453
Total Operating Expenses	51,428	40,954

Net Operating Income (Loss)	(50,851)	(40,272)

Other (expense)
Interest expense	(3,700)	(4,839)
Amortization of beneficial conversion feature	-	(12,318)
Loss on AP Settlement – related party	(426,987)	-
Total other expense	(430,687)	(17,157)

Net (loss)	$(481,538)	(57,429)

Net (loss) per common share – basic and diluted	$(0.04)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	12,006,830	11,830,192

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2019	1,000	$1	11,766,766	$11,766	$43,764	$11,418,103	$(11,792,059)	$(318,425)
Common stock issued for cash	-	-	40,000	40	-	19,960	-	20,000
Common Stock Subscribed for services – related party	-	-	148,419	148	(42,264)	49,868	-	7,752
Settlement of AP – related party	-	-	204,933	205	-	63,819	-	64,024
Warrant Subscriptions	-	-	-	-	-	75	-	75
Loss on AP Settlement – related party	-	-	-	-	-	426,987	-	426,987
Forgiveness of AP by CEO	-	-	-	-	-	7,200	-	7,200
Net loss	-	-	-	-	-	-	(481,538)	(481,538)
Balances at March 31, 2020	1,000	$1	12,160,118	$12,159	$1,500	$11,986,012	$(12,273,597)	$(273,925)

For the Three Months Ended March 31, 2019

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2018	1,000	$1	11,823,389	$11,823	$18,756	$11,279,211	$(11,639,033)	$(329,242)
Notes Payable and Accrued Interest Converted to Common Stock	-	-	23,377	23	-	13,176	-	13,199
Common stock issued for cash	-	-	10,000	10	-	4,990	-	5,000
Common Stock Subscribed for services	-	-	-	-	6,252	-	-	6,252
Forgiveness of Interest – Related Party	-	-	-	-	-	9,282	-	9,282
Compensation Expense	-	-	-	-	-	7,698	-	7,698
Net loss	-	-	-	-	-	-	(57,429)	(57,429)
Balances at March 31, 2019	1,000	$1	11,856,766	$11,856	$25,008	$11,314,357	$(11,696,462)	$(345,240)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(481,538)	$(57,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7,752	13,950
Depreciation	8,033	7,501
Loss on AP Settlement	426,987	-
Amortization of beneficial conversion feature	-	12,318
Changes in operating assets and liabilities:
Deferred revenue	-	-
Accounts payable and accrued expenses – related party	(57,772)	5,252
Accounts payable and accrued expenses	79,797	5,708
Net cash (used in) operating activities	(16,741)	(12,700)

Cash used in financing activities	-	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(760)	(1,300)
Borrowings from convertible notes payable, related party	5,000	-
Proceeds from Sale of Stock	20,000	5,000
Principal payments on debt	(5,311)	(2,714)
Warrant subscriptions	75	-
Net cash provided by financing activities	19,004	986

Net increase (decrease) in cash	2,263	(11,714)
Cash, beginning of period	997	13,294
Cash, end of period	$3,260	$1,580

Supplemental disclosure of cash flow information
Interest paid	$3,700	$2,022
Income taxes paid	-	-

Non-Cash Transactions
Forgiveness of AP by CEO	$7,200	$-
Forgiveness of Interest – Related Party	-	9,282
Purchase of fixed assets through finance lease	-	9,985
Debt converted to common stock	-	13,199
Convertible debt for payment of AP	17,633	-
RP-AP Converted into common stock	64,024	-
Shares issued for stock payable	43,764	-

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

	Three Months Ended Mar 31, 2020			Three Months Ended Mar 31, 2019
	Third Party	Related Party	Total	Third Party	Related Party	Total

IT Services on Company Server	$-	$-	$-	$-	$-	$-
Click Based and Impressions Ads	222	-	222	122	-	122
Domain Registrations	-	-	-	10	-	10
Publishing and Distribution	355	-	355	550	-	550
Server	-	-	-	-	-	-
	$577	$-	$577	$682	$-	$682

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

	Mar 31,	Mar 31,
	2020	2019

Deferred Revenue	$-	$50,000

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2020 and December 31, 2019.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the period ending March 31, 2020 and 2019, 100% of the Company’s revenues were from third parties for the displaying of click based and impressions ads located on the company’s websites, as well as for press releases and article publishing and distribution by the Company.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2020 and 2019: Compensation expense, auto, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2020 or 2019.

Basic and Diluted Net (Loss) per Share

	Three Months Mar 31, 2020	Three Months Mar 31, 2019
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(481,538)	$(57,429)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(481,538)	$(57,429)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	12,006,830	11,830,192

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.04)	$(0.00)
Diluted	$(0.04)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended March 31, 2020 and 2019. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2020 is 3,001,520.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of March 31, 2020, and December 31, 2019, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of March 31, 2020 and December 31, 2019:

	Mar 31, 2020	Dec 31, 2019
Net operating loss	$426,743	$416,916
Valuation allowance	(426,743)	(416,916)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2020 and December 31, 2019.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended March 31, 2020 and December 31, 2019.

Advertising Cost

The Company spent $0 for advertisement for the periods ended March 31, 2020 and 2019.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $12,273,597 since its inception and had a working capital deficit of $274,475, negative cash flows from operations and limited business operations as of March 31, 2020. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at March 31, 2020 and December 31, 2019:

	Mar 31, 2020	Dec 31, 2019
Computers – 3 year estimated useful life	$96,669	$96,669
Less – Accumulated Depreciation	(75,820)	(67,787)
Property and Equipment, net	$20,849	$28,882

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $8,033, and $7,501 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 4 – FINANCE LEASES

During 2019, the Company borrowed an aggregate $9,985 under the following third-party and related party finance lease transactions:

☐

A $9,985 note from a third party for the lease of fixed assets, bearing interest at 22%, amortized over 24 months with a payments of $498 in additional to a $22 management fee for a total monthly payment of $520. The lease has a bargain purchase option of $1 at the end of the lease term.

The following is a schedule of the net book value of the finance lease.

Assets	Mar 31, 2020
Leased equipment under finance lease,	$96,669
less accumulated amortization	(75,820)
Net	$20,849

Liabilities	Mar 31, 2020
Obligations under finance lease (current)	$31,047
Obligations under finance lease (noncurrent)	20,299
Total	$51,346

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$20,849
Liability balance	51,346
Cash flow (operating)	-
Cash flow (financing)	-
Interest expense	$3,700

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2020	28,585
2021	15,726
2022	11,860
Thereafter	-
Total	56,171
Less: Imputed Interest	(4,825)
Total Liability	51,346

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	2.03 years	16%

Based on average interest rate of 16%, average term remaining (months) 21.03 Average term remain (years) 2.03

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of March 31, 2020, and December 31, 2019, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Mar 31,
Name	Note Date	Date	Rate	Rate	2020

Related Party:
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	-
Montse Zaman	03/25/2020	03/25/2021	12%	$-	5,000
Total Convertible Related Party Notes Payable					5,000
Less: Debt Discount					-
Convertible Notes Payable, net of Discount - Related Party					5,000

Third Party:
Willy A. Saint-Hilaire	02/27/2020	02/27/2021	12%	$-	14,500
Willy A. Saint-Hilaire	03/08/2020	03/08/2021	12%	$-	1,581
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	500
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	400
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	652
Total Convertible Third Party Notes Payable					17,633
Less: Debt Discount					-
Convertible Notes Payable, net of Discount -
Third Party					17,633

Mike Zaman

As of December 31, 2019, the Company owed Mike Zaman a total of $760 and remaining accrued interest of $3,503. The balance of $760 was paid on January 13, 2020 and the remaining accrued interest of $3,503 were not converted as of March 31, 2020.

Montse Zaman

On March 25, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $5,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares.

Willy Ariel Saint-Hilaire

On February 27, 2020, the Company entered into a promissory note with Willy Ariel Saint-Hilaire in the amount of $14,500. The note carries interest at 12% per annum.

On March 8, 2020, the Company entered into a promissory note with Willy Ariel Saint--Hilaire in the amounts of $1,581. The notes carry interest at 12% per annum.

On March 24, 2020, the Company entered into promissory notes with Willy Ariel Saint-Hilaire in the amounts of $500, $400, and $652. The notes carry interest at 12% per annum.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobile lease payments.

The Company agreed to pay the automobile lease of $395 a month, on a month to month basis and can be cancelled at any time but expects to continue lease payments for the full 2020 year.

On February 13, 2020, Munti Consulting LLC was issued a warrant at a price of $0.000025 per share ($25 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share. Exercisable after the first (1st) anniversary of the date of filing of the first Form S-1 filed with the U.S. Securities and Exchange Commission after the issuance of this Warrant.

On March 13, 2020, BBCKQK Trust Kevin Wiltz was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On March 13, 2020, Willy Ariel Saint--Hilaire was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

On January 13, 2020, the Company paid the remaining payable balance due to Mike Zaman of $760 for expenses paid on behalf of the Company.

During the period ended March 31, 2020, the Company recorded the forgiveness of $7,200 accounts payable rent balance due to Mike Zaman.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the three months ended March 31, 2020, total convertible notes from related parties was $5,000. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

As of March 31, 2020, the Company has a balance of $22,892 of accounts and accrued expenses payable with related parties.

NOTE 8 – STOCK HOLDERS’ DEFICIT

Common Stock

During the three months ending March 31, 2020, the Company issued the following:

•	40,000 common shares for cash proceeds of $20,000.

•	140,083 shares issued for settlement of stock payable due to Vinoth Sambandan for balance owed through December 31, 2019.

•	204,933 shares issued for settlement of accounts payable due to Vinoth Sambandan for balance owed through December 31, 2019.

•	8,336 shares issued for stock payable for 1st quarter 2020 due to Vinoth Sambandan.

•	Stock payable for 1,500 shares for services rendered to third parties.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of March 31, 2020

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of March 31, 2020, the Company has 1,000 shares of Series A Preferred Stock outstanding.

On February 13, 2020, the Company granted non-qualified stock options to purchase up to 1,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S1 registration filing of which date is yet to be determined.

On March 13, 2020, the Company granted non-qualified stock options to purchase up to 2,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S1 registration filing of which date is yet to be determined.

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

The Company did not have taxable income during 2020.

The Company's deferred tax assets consisted of the following as of March 31, 2020 and December 31, 2019:

	2020	2019
Net operating loss	$426,743	$416,916
Valuation allowance	(426,743)	(416,916)
Net deferred tax asset	$-	$-

As of March 31, 2020, and December 31, 2019, the Company's accumulated net operating loss carry forward was approximately $2,032,111 and $1,985,312 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2020, Addicted 2 Marketing LLC was issued a warrant at a price of $0.000025 per share ($2.50 total) to purchase 100,000 shares of common stock at the exercise price of $0.60 per share.

On April 28, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $4,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common Shares at a rate of $0.50 per share.

On April 28, 2020, Shahram Khial was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On April 29, 2020, the Company issued 5,142 shares of common stock to Munti Consulting LLC for interest owed that was subsequently forgiven.

On April 30, 2020, the Company received a $4,000.00 loan from the Small Business Administration CARES program.

On May 1, 2020, Mike Zaman was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On May 1, 2020, Montse Zaman was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On May 4, 2020, Arnulfo Saucedo- Bardan was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On May 7, 2020, Arnold F. Sock was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On May 7, 2020 Rudy Chacon was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 7, 2020, Sadegh Salmassi was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 8, 2020, Glen J. Rineer was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 8, 2020 Barry Cohen was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 8, 2020, Malcom Ziman was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 8, 2020 Brett Matus was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 8, 2020 Brian Colvin was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On May 8, 2020 Jacob Colvin was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 11, 2020, Mohammad Sadrolashrafi was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On May 13, 2020 Steven A. Fishman was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 13, 2020 Wendell and Sharon Piper was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 15, 2020, the Company agreed to issued 160,000 shares to Steven Cantor to settle compensation dispute. The settlement was accepted and executed on June 22, 2020.

On May 19, 2020 Joan R. Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($2.50 total) to purchase 100,000 shares of common stock at the exercise price of $0.60 per share.

On May 19, 2020 Marvin A Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($2.50 total) to purchase 100,000 shares of common stock at the exercise price of $0.60 per share.

On May 20, 2020 Willy Rafael Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 22, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $1,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the notes and accrued interest into Common Shares at a rate of $0.50 per share.

On May 27, 2020 James Bobrik was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 28, 2020 Richard R Shehane was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 29, 2020 Ybelka Saint Hilaire was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On June 3, 2020, Jeffery Connell was issued a warrant at a price of $0.000025 per share ($2.50 total) to purchase 100,000 shares of common stock at the exercise price of $0.60 per share.

On June 8, 2020 Hassan M. Oji was issued a warrant at a price of $0.000025 per share ($7.50 total) to purchase 300,000 shares of common stock at the exercise price of $0.60 per share.

On June 9, 2020 Kenneth Cornell Bosket was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On June 9, 2020, Kim Smith was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On June 12, 2020 Violet Gewerter was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On June 12, 2020, WYSH Investments purchased 20,000 shares of common stock at $0.50 per share at the purchase price of $10,000.

On June 16, 2020, Roy S Worbets was issued a warrant at a price of $0.000025 per share ($5.00) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On June 19, 2020, Elvis E. Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On June 30, 2020, Chris Knudsen was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On July 1, 2020, Theresa Kitt was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share..

On July 1, 2020, Donald Kitt was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On July 3, 2020, Jonathan Dawson purchased 3,000 shares of common stock at $0.50 per share at the purchase price of $1,500.

On July 3, 2020, Lloyd Check III purchased 4,000 shares of common stock at $0.50 per share at the purchase price of $2,000.

On July 3, 2020, Glen Rineer purchased 8,000 shares of common stock at $0.50 per share at the purchase price of $4,000.

On July 3, 2020, Hayden Dawson purchased 2,000 shares of common stock at $0.50 per share at the purchase of $2,000.

On July 3, 2020, Diversified Unlimited agreed to the conversion of $3,000 accounts payable balance for services rendered thru June 30, 2020 for common stock. The balance of $3,000 will be replaced with the issuance of Common Stock shares at a rate of $0.50 per share for total of 6,000 shares to be issued. The shares have not been issued as of filing date.

On July 10, 2020, Shahram Khial was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

Management has evaluated subsequent events as of the date of the Financial Statements and has determined that all events are disclosed herein.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

As of March 31, 2020 Crown Equity had no paid employees and was utilizing the services of two independent contractors and the following three officers, Mike Zaman, Kenneth Bosket, Montse Zaman and Vinoth Sambandam.

RESULTS OF OPERATIONS

Three months Ended March 31, 2020 Compared to the Three months March 31, 2019

For the three months ended March 31, 2020, revenues were $577 and $682 for the same period in 2019.

Revenues for the three months ended March 31, 2020 was relatively consistent compared to the same period in 2019.

Operating expenses were $51,428 for the three months ended March 31,2020 and $40,954 for the same period in 2019. Increase in operating expenses was primarily due to increase in web site development expense and accounting expense. Other expenses for the three month period ended March 31, 2020 were $426,987 and $17,157 for the same quarter in 2019. The increase in other expenses was due to recoding of loss on shares issued to settle accounts payable.

The holders of convertible promissory notes have the right to convert principal and accrued interest into Common shares or receive cash.

Interest expense for the three months ended March 31, 2020 and 2019 was $3,700 and $4,839, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, Crown Equity had current assets of $3,260 and current liabilities of $277,735 resulting in working capital deficit of $274,475. Net cash used by operating activities for the three months ended March 31, 2020 was $16,741 compared to net cash used of $12,700 for the same period in 2019.

Net cash used in investing activities was zero for the three months ended March 31, 2020 and 2019.

Net cash provided by financing activities during the three months ended March 31, 2020 was $19,004 compared to net cash provided of $986 in 2019. For the three months ended March 31, 2020, we paid $760 on related party notes payable and $0 on third party notes payable. We also sold 40,000 shares of common stock for $20,000.

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

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2019.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2020, Crown Equity 393,352 issued shares for cash, settlement of AP and common stock subscribed for services.

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

CROWN EQUITY HOLDINGS INC.

Date: July 14, 2020	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

