Form 10-Q
period 2020-06-30
Crown Equity Holdings, Inc.
filed 2020-08-11
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(702) 683-8946

(Issuer’s telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2of the Exchange Act.

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

As of August 11, 2020, the number of shares outstanding of the registrant’s class of common stock was 12,498,854.

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

Crown Equity Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Jun 30, 2020	Dec 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$5,035	$997
Total Current Assets	5,035	997
Property and Equipment, net	12,815	28,882
Total Assets	$17,850	$29,879

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$159,398	$210,223
Accounts payable and accrued expenses to related party	239,144	80,664
Convertible notes payable to related parties, net of discount	9,800	760
Convertible notes payable, net of discount	17,633	-
Finance lease obligation, current	29,778	30,681
Total Current Liabilities	$455,753	$322,328

Non-Current liabilities
Finance lease obligation, non-current	17,408	25,976
EIDL Loan	4,000	-
Total Liabilities	$477,161	$348,304

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 12,424,870 and 11,766,766 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	12,423	11,766
Stock Payable	-	43,764
Additional paid-in capital	12,240,785	11,418,103
Accumulated deficit	(12,712,520)	(11,792,059)
Total stockholders’ deficit	(459,311)	(318,425)
Total liabilities and stockholders’ deficit	$17,850	$29,879

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$500	$2,363	$1,077	$3,045
Revenue – related party	-	50,000	-	50,000
Total Revenue	500	52,363	1,077	53,045

Operating expenses
Depreciation	8,034	8,055	16,067	15,556
General and Administrative	313,035	33,275	356,430	66,728
Total Operating Expenses	321,069	41,330	372,497	82,284
Net Operating Income (Loss)	(320,569)	11,033	(371,420)	(29,239)

Other (expense)
Interest expense	(3,007)	(3,808)	(6,707)	(8,647)
Amortization of beneficial conversion feature	-	(26,602)		(38,920)
Loss on AP Settlement – related party	(115,347)	-	(542,334)	-
Total other expense	(118,354)	(30,410)	(549,041)	(47,567)
Net (loss)	$(438,923)	$(19,377)	$(920,461)	$(76,806)

Net (loss) per common share – basic and diluted	$(0.04)	$(0.00)	$(0.08)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	12,192,294	11,889,981	12,099,562	11,845,939

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended June 30, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at March 31, 2020	1,000	$1	12,160,118	$12,159	$1,500	$11,986,012	$(12,273,597)	$(273,925)
Common Stock issued for cash	-	-	20,000	$20	$-	$9,980	$-	$10,000
Common Stock for services – Third Party	-	-	4,500	$4	$(1,500)	$4,496	-	$3,000
Common Stock for services – Related Party	-	-	6,252	$6	$-	$6,246	$-	$6,252
Settlement of board member compensation	-	-	160,000	$160	$-	$79,840	$-	$80,000
Settlement of AP – Third Party	-	-	74,000	$74	$-	$36,926	$-	$37,000
Warrant Subscriptions	-	-	-	$-	$-	$285	$-	$285
Loss on AP Settlement – Third Party	-	-	-	$-	$-	$117,000	$-	$117,000
Net loss	-	-	-	-	-	-	(438,923)	(438,923)
Balances at June 30, 2020	1,000	$1	12,424,870	$12,423	$-	$12,240,785	$(12,712,520)	$(459,311)

For the Six Months Ended June 30, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2019	1,000	$1	11,766,766	$11,766	$43,764	$11,418,103	$(11,792,059)	$(318,425)
Common Stock issued for cash	-	-	60,000	$60	$-	$29,940	$-	$30,000
Common Stock for services – Third Party	-	-	4,500	4	$(1,500)	$4,496	-	$3,000
Common Stock for services – related party	-	-	154,671	$154	$(42,264)	$56,114	$-	$14,004
Officer Compensation	-	-	160,000	$160	$-	$79,840	$-	$80,000
Settlement of AP – Third Party	-	-	74,000	$74	$-	$36,926	$-	$37,000
Settlement of AP – Related Party	-	-	204,933	$205	$-	$63,819	$-	$64,024
Warrant Subscriptions	-	-	-	$-	$-	$360	$-	$360
Loss on AP Settlement – Third Party	-	-	-	$-	$-	$117,000	$-	$117,000
Loss on AP Settlement – Related Party	-	-	-	$-	$-	$426,987	$-	$426,987
Forgiveness of AP by CEO	-	-	-	$-	$-	$7,200	$-	$7,200
Net loss	-	-	-	-	-	-	(920,461)	(920,461)
Balances at June 30, 2020	1,000	$1	12,424,870	$12,423	$-	$12,240,785	$(12,712,520)	$(459,311)

For the Three Months Ended June 30, 2019

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at March 31, 2019	1,000	$1	11,856,766	$11,856	$25,008	$11,314,357	$(11,696,462)	$(345,240)
Notes Payable and Accrued Interest Converted to Common Stock	-	-	90,000	$90	$-	$43,566	$-	$43,656
Common stock issued for cash	-	-	6,000	$6	$20,000	$2,994	$-	$23,000
Common Stock Subscribed for services	-	-	-	$-	$6,252	$-	$-	$6,252
Net loss	-	-	-	-	-	-	(19,377)	(19,377)
Balances at June 30, 2019	1,000	$1	11,952,766	$11,952	$51,260	$11,360,917	$(11,715,839)	$(291,709)

For the Six Months Ended June 30, 2019

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2018	1,000	$1	11,823,389	$11,823	$18,756	$11,279,211	$(11,639,033)	$(329,242)
Notes Payable and Accrued Interest Converted to Common Stock	-	-	113,377	$113	$-	$56,782	$-	$56,895
Common stock issued for cash	-	-	16,000	$16	$20,000	$7,944	$-	$27,960
Common Stock Subscribed for services	-	-	-	$-	$12,504	$-	$-	$12,504
Forgiveness of Interest – Related Party	-	-	-	$-	$-	$9,282	$-	$9,282
Compensation Expense	-	-	-	$-	$-	$7,698	$-	$7,698
Net loss	-	-	-	-	-	-	(76,806)	(76,806)
Balances at June 30, 2019	1,000	$1	11,952,766	$11,952	$51,260	$11,360,917	$(11,715,839)	$(291,709)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

                CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(920,461)	$(76,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	17,003	20,202
Common stock issued for Settlement of Board Member Compensation	80,000	-
Depreciation	16,067	15,556
Loss on AP Settlement	543,987	-
Amortization of beneficial conversion feature	-	38,920
Changes in operating assets and liabilities:
Deferred revenue	-	(50,000)
Accounts payable and accrued expenses – related party	75,033	9,504
Accounts payable and accrued expenses	158,480	13,728
Net cash (used in) operating activities	(29,891)	(28,896)

Cash used in investing activities	-	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(1,460)	(2,250)
Borrowings from convertible notes payable, related party	10,500	-
Proceeds from Sale of Stock	30,000	28,000
Proceeds from EIDL loan	4,000	-
Principal payments on debt	(9,471)	(6,649)
Warrant Subscriptions	360	-
Net cash provided by financing activities	33,929	19,087

Net increase (decrease) in cash	4,038	(9,795)
Cash, beginning of period	997	13,294
Cash, end of period	$5,035	$3,499

Supplemental disclosure of cash flow information
Interest paid	$6,707	$5,147
Income taxes paid	-	-

Non-Cash Transactions
Forgiveness of AP by CEO	$7,200	$-
Forgiveness of Interest – Related Party	-	9,282
Purchase of fixed assets through finance lease	-	9,985
Debt converted to common stock	-	56,895
Convertible debt for payment of AP	17,633	-
RP-AP Converted into common stock	64,024	-
AP Converted into common stock – Third Party	37,000	-
Shares issued for stock payable	43,764	-

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

	Six Months Ended Jun 30, 2020			Six Months Ended Jun 30, 2019
	Third Party	Related Party	Total	Third Party	Related Party	Total

Advertising	$-	$-	$-	$2,000	$50,000	$52,000
Click Based and Impressions Ads	222	-	222	294	-	294
Domain Registrations	-	-	-	11	-	11
Publishing and Distribution	855	-	855	740	-	740
Server	-	-	-	-	-	-
	$1,077	$-	$1,077	$3,045	$50,000	$53,045

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

	Jun 30,	Jun 30,
	2020	2019

Deferred Revenue	$-	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2020 and December 31, 2019.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the period ending June 30, 2020, 100% of the Company’s revenues were from third parties for the displaying of click based and impressions ads located on the company’s websites, as well as for press releases and article publishing and distribution by the Company. During the period ending June 30, 2019, 98% of the Company’s revenues were received through advertisements, which 96% of the advertisement revenue was received through a related party. The remaining 2% of the remaining total revenues were from third parties for the displaying of click based and impressions ads located on the company’s websites as well as for press releases and article publishing and distribution by the Company.

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

Basic and Diluted Net (Loss) per Share

	Six Months Jun 30, 2020	Six Months Jun 30, 2019
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(920,461)	$(76,806)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(920,461)	$(76,806)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	12,099,562	11,845,939

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended June 30, 2020 and 2019. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2020 is 14,401,520.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of June 30, 2020, and December 31, 2019, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of June 30, 2020 and December 31, 2019:

	Jun 30, 2020	Dec 31, 2019
Net operating loss	$495,975	$416,916
Valuation allowance	(495,975)	(416,916)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2020 and December 31, 2019.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended June 30, 2020 and December 31, 2019.

Advertising Cost

The Company spent $0 for advertisement for the periods ended June 30, 2020 and 2019.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $12,712,520 since its inception and had a working capital deficit of $450,718, negative cash flows from operations and limited business operations as of June 30, 2020. These conditions raise substantial doubt as to Crown Equity’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at June 30, 2020 and December 31, 2019:

	Jun 30, 2020	Dec 31, 2019
Computers – 3 year estimated useful life	$96,669	$96,669
Less – Accumulated Depreciation	(83,854)	(67,787)
Property and Equipment, net	$12,815	$28,882

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $16,067, and $15,556 for the six months ended June 30, 2020 and 2019, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	Jun 30, 2020
Leased equipment under finance lease,	$96,669
less accumulated amortization	(83,854)
Net	$12,815

Liabilities	Jun 30, 2020
Obligations under finance lease (current)	$29,778
Obligations under finance lease (noncurrent)	17,408
Total	$47,186

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$12,815
Liability balance	47,186
Cash flow (operating)	-
Cash flow (financing)	-
Interest expense	$2,101

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2020	28,585
2021	15,726
2022	11,860
Thereafter	-
Total	56,171
Less: Imputed Interest	(4,825)
Total Liability	51,346

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	1.76 years	16%

Based on average interest rate of 16%, average term remaining (months) 21.19 Average term remain (years) 1.76.

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of June 30, 2020, and December 31, 2019, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Jun 30,
Name	Note Date	Date	Rate	Rate	2020

Related Party Convertible Notes Payable:
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	-
Montse Zaman	03/25/2020	03/25/2021	12%	$-	4,300
Montse Zaman	04/28/2020	04/28/2021	12%	$-	4,000
Montse Zaman	05/22/2020	05/22/2021	12%	$-	1,500
Total Convertible Related Party Notes Payable					9,800
Less: Debt Discount					-
Convertible Notes Payable, net of Discount - Related Party					9,800

Third Party Convertible Notes Payable:
Willy A. Saint-Hilaire	02/27/2020	02/27/2021	12%	$-	14,500
Willy A. Saint-Hilaire	03/08/2020	03/08/2021	12%	$-	1,581
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	500
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	400
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	652
Total Convertible Third Party Notes Payable					17,633
Less: Debt Discount					-
Convertible Notes Payable, net of Discount - Third Party					17,633

Third Party Non-Convertible Notes Payable:
Small Business Administration – EIDL	04/30/2020	04/30/2050	3.75%	$-	4,000
Total Third Party Non-Convertible Notes Payable					4,000

Mike Zaman

As of December 31, 2019, the Company owed Mike Zaman a total of $760 and remaining accrued interest of $3,503. The balance of $760 was paid on January 13, 2020 and the remaining accrued interest of $3,503 were not converted as of June 30, 2020.

Montse Zaman

On March 27, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $5,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. On June 24, 2020, the Company made a $700 principal reduction payment. As of June 30, 2020, the balance on this note was $4,300.

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

The Company entered into an agreement, effective January 1, 2020, to pay Arnulfo Saucedo-Bardan $5,000 per month for website development, design maintenance and other IT services and solutions.

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

On May 7, 2020, Rudy Chacon was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

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

Summary of Warrants Issued:

Issue Date	Issued To	Shares	Exercise price per share	Warrant price per share	Total Paid for Warrants
02/13/2020	Munti Consulting	1,000,000	$.060	$0.000025	$25.00
03/13/2020	BBCKQK Trust Kevin Wiltz	1,000,000	$0.60	$0.000025	$25.00
03/13/2020	Willy Ariel Saint-Hilaire	1,000,000	$0.60	$0.000025	$25.00
04/01/2020	Addicted 2 Marketing LLC	100,000	$0.60	$0.000025	$2.50
04/28/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
05/04/2020	Arnulfo Saucedo-Bardan	1,000,000	$0.60	$0.000025	$25.00
05/07/2020	Arnold F Sock	500,000	$0.60	$0.000025	$12.50
05/07/2020	Rudy Chacon	200,000	$0.60	$0.000025	$5.00
05/07/2020	Sadeh Salmassi	200,000	$0.60	$0.000025	$5.00
05/08/2020	Glen Rineer	200,000	$0.60	$0.000025	$5.00
05/08/2020	Barry Cohen	200,000	$0.60	$0.000025	$5.00
05/08/2020	Malcom Ziman	200,000	$0.60	$0.000025	$5.00
05/08/2020	Brett Matus	200,000	$0.60	$0.000025	$5.00
05/08/2020	Brian Colvin	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Jacob Colvin	200,000	$0.60	$0.000025	$5.00
05/11/2020	Mohammad Sadrolashrafi	500,000	$0.60	$0.000025	$12.50
05/13/2020	Steven A Fishman	200,000	$0.60	$0.000025	$5.00
05/13/2020	Wendell & Sharon Piper	200,000	$0.60	$0.000025	$5.00
05/19/2020	Joan R Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/19/2020	Marvin A Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/20/2020	Willy Rafael Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
05/27/2020	James Bobrik	200,000	$0.60	$0.000025	$5.00
05/28/2020	Richard R Shehane	200,000	$0.60	$0.000025	$5.00
05/29/2020	Ybelka Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
06/03/2020	Jeffrey Connell	100,000	$0.60	$0.000025	$2.50
06/08/2020	Hassan M Oji	300,000	$0.60	$0.000025	$7.50
06/09/2020	Kim Smith	500,000	$0.60	$0.000025	$12.50
06/12/2020	Violet Gewerter	500,000	$0.60	$0.000025	$12.50
06/16/2020	Roy S Gewerter	200,000	$0.60	$0.000025	$5.00
06/19/2020	Elvis E Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
06/30/2020	Chris Knudsen	200,000	$0.60	$0.000025	$5.00
	Total:	11,400,000			$285.00
Related Party:
05/01/2020	Mike Zaman	1,000,000	$0.60	$0.000025	$25.00
05/01/2020	Montse Zaman	1,000,000	$0.60	$0.000025	$25.00
06/09/2020	Kenneth Cornell Boskett	1,000,000	$0.60	$0.000025	$25.00
	Total Related Party:	3,000,000			$75.00

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

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the six months ended June 30, 2020, total convertible notes from related parties was $9,800. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

The Company entered into an agreement, effective January 1, 2020, to pay Mike Zaman $20,000 per month for managerial services.

The Company entered into an agreement, effective January 1, 2020, to pay Kenneth Bosket $5,000 per month for administrative services.

The Company entered into an agreement, effective January 1, 2020, to pay Montse Zaman $5,000 per month for administrative services.

As of June 30, 2020, the Company has a balance of $239,144 of accounts and accrued expenses payable with related parties.

NOTE 8 – STOCK HOLDERS’ DEFICIT

Common Stock

During the six months ending June 30, 2020, the Company issued the following:

●	60,000 common shares for cash proceeds of $30,000.
●	140,083 shares issued for settlement of stock payable due to Vinoth Sambandan for balance owed through December 31, 2019
●	204,933 shares issued for settlement of accounts payable due to Vinoth Sambandan for balance owed through December 31, 2019
●	160,000 shares issued to Steven Cantor to settle compensation dispute.
●	4,500 shares issued to third parties for services rendered.
●	14,588 shares issued to Vinoth Sambandan for stock payable for 1st and 2nd quarter.
●	74,000 shares issued to third parties for settlement of Accounts Payable.

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

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of June 30, 2020

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of June 30, 2020, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2020.

The Company’s deferred tax assets consisted of the following as of June 30, 2020 and December 31, 2019:

	2020	2019
Net operating loss	$495,975	$416,916
Valuation allowance	(495,975)	(416,916)
Net deferred tax asset	$-	$-

As of June 30, 2020, and December 31, 2019, the Company’s accumulated net operating loss carry forward was approximately $2,361,786 and $1,985,312 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

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

On July 31, 2020, the Company paid $800 to Montse Zaman to reduce principal balance on Notes payable – related party.

On July 31, 2020, Wysh Investments LLC purchased 20,000 shares of common stock at $0.50 per share at the purchase price of $10,000.

On July 31, 2020, Willy A Saint-Hilaire agreed to the conversion of $17,633 of notes payable plus interest of $859 to common stock. Total shares of common stock issued was 36,984.

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

As of June 30, 2020 Crown Equity has 4 employees and was utilizing the services of three independent contractors and the following four officers, Mike Zaman, Kenneth Bosket, Montse Zaman and Vinoth Sambandam.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 Compared to the Three months ended June 30, 2019

For the three months ended June 30, 2020, revenues were $500 and $52,363 for the same period in 2019.

Revenues for the three months ended June 30, 2020 was significantly lower compared to the same period in 2019 primarily due to advertising income from related parties earned in the same period in 2019.

Operating expenses were $321,069 for the three months ended June 30,2020 and $41,330 for the same period in 2019. Increase in operating expenses was primarily due to increase officer compensation ($82,100), managerial services ($120,000) and administrative services ($60,000).

Other expenses for the three month period ended June 30, 2020 were $118,354 and $30,410 for the same quarter in 2019. The increase in other expenses was due to the recording of loss on shares issued to settle accounts payable.

Interest expense for the three months ended June 30, 2020 and 2019 was $3,007 and $3,808, respectively.

Six months ended June 30, 2020 Compared to the Six months ended June 30, 2019

For the six months ended June 30, 2020, revenues were $1,077 and $53,045 for the same period in 2019. Revenues for the six months ended June 30, 2020 was significantly lower compared to the same period in 2019 primarily due to advertising income from related parties earned in the same period in 2019.

Operating expenses were $371,420 for the six months ended June 30,2020 and $29,239 for the same period in 2019. Increase in operating expenses was primarily due to increase officer compensation, managerial services, accounting services, IT services and administrative services.

Other expenses for the six month period ended June 30, 2020 were $542,334 and $38,920 for the same period in 2019. The increase in other expenses was primarily due to the recording of loss on shares issued to settle accounts payable.

Interest expense for six months ended June 30, 2020 and 2019 was $6,707 and $8,647, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, Crown Equity had current assets of $5,035 and current liabilities of $455,753 resulting in working capital deficit of $450,718. Net cash used by operating activities for the six months ended June 30, 2020 was $29,891 compared to net cash used of $28,896 for the same period in 2019.

Net cash used in investing activities was zero for the six months ended June 30, 2020 and 2019.

Net cash provided by financing activities during the six months ended June 30, 2020 was $33,929 compared to net cash provided of $19,087 for the same period in 2019. For the six months ended June 30, 2020, we borrowed $10,500 from related parties, and received a loan from the Small Business Administration for $4,000. We also sold 60,000 shares of common stock for $30,000.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2020, Crown Equity 658,104 issued shares for cash, services, settlement of AP and board member’s compensation, and common stock subscribed for services.

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

CROWN EQUITY HOLDINGS INC.

Date: August 11, 2020	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

