Form 10-Q
period 2020-09-30
Crown Equity Holdings, Inc.
filed 2020-11-20
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 19, 2020, the number of shares outstanding of the registrant’s class of common stock was 12,901,753.

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

CROWN EQUITY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep 30, 2020	Dec 31, 2019
	(Unaudited)

Assets
Current assets
Cash	$19,364	$997
Brokerage Account	$167,389	$-
Total Current Assets	186,753	997
Property and Equipment, net	4,780	28,882
Total Assets	$191,533	$29,879

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$143,227	$210,223
Accounts payable and accrued expenses to related party	343,296	80,664
Convertible notes payable to related parties, net of discount	6,000	760
Deferred Revenue – related party	15,583	-
Finance lease obligation, current	28,393	30,681
Total Current Liabilities	$536,499	$322,328

Non-Current liabilities
Finance lease obligation, non-current	14,505	25,976
EIDL Loan	4,000	-
Total Liabilities	$555,004	$348,304

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 12,898,753 and 11,766,766 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	12,899	11,766
Stock Payable	750	43,764
Additional paid-in capital	12,503,340	11,418,103
Accumulated deficit	(12,880,461)	(11,792,059)

Total stockholders’ deficit	(363,471)	(318,425)
Total liabilities and stockholders’ deficit	$191,533	$29,879

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30,		Sep 30,
	2020	2019	2020	2019

Revenue	$210	$419	$1,287	$3,464
Revenue – related party	1,667	-	1,667	50,000
Total Revenue	1,877	419	2,954	53,464

Operating expenses
Depreciation	8,035	8,056	24,102	23,612
General and Administrative	137,008	41,973	493,438	108,701
Total Operating Expenses	145,043	50,029	517,540	132,313
Net Operating Income (Loss)	(143,166)	(49,610)	(514,586)	(78,849)

Other (expense)
Interest expense	(5,164)	(3,644)	(11,871)	(12,291)
Investment expense	(17,000)	-	(17,000)	-
Amortization of beneficial conversion feature	-	-	-	(38,920)
Loss on Stock Held	(2,611)	-	(2,611)	-
Loss on AP Settlement – related party	-	-	(542,334)	-
Total other (expense)	(24,775)	(3,644)	(573,816)	(51,211)
Net (loss)	$(167,941)	$(53,254)	$(1,088,402)	$(130,060)

Net (loss) per common share – basic and diluted	$(0.01)	$(0.00)	$(0.09)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	12,606,731	11,973,418	12,269,852	11,909,339

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended September 30, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at June 30, 2020	1,000	$1	12,424,870	$12,423	$-	$12,240,785	$(12,712,520)	$(459,311)
Common Stock issued for cash	-	-	412,000	$412	$-	$213,088	$-	$213,500
Common Stock for services – Third Party	-	-	334	$1	$750	$1,499	-	$2,250
Common Stock for services – Related Party	-	-	1,390	$1	$-	$6,251	$-	$6,252
Warrant Subscriptions	-	-	-	$-	$-	$112	$-	$112
Debt Conversion	-	-	36,984	$37	$-	$18,455	$-	$18,492
Shares for prepayment of interest on NP-Related Party	-	-	23,175	$25	$-	$23,150	$-	$23,175
Net loss	-	-	-	-	-	-	(167,941)	(167,941)
Balances at September 30, 2020	1,000	$1	12,898,753	$12,899	$750	$12,503,340	$(12,880,461)	$(363,471)

For the Nine Months Ended September 30, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2019	1,000	$1	11,766,766	$11,766	$43,764	$11,418,103	$(11,792,059)	$(318,425)
Common Stock issued for cash	-	-	472,000	$472	$-	$243,028	$-	$243,500
Common Stock for services – Third Party	-	-	4,834	4	$750	$5,995	-	$6,749
Common Stock for services – related party	-	-	156,061	$156	$(43,764)	$62,365	$-	$18,757
Officer Compensation	-	-	160,000	$160	$-	$79,840	$-	$80,000
Settlement of AP – Third Party	-	-	74,000	$74	$-	$36,926	$-	$37,000
Settlement of AP – Related Party	-	-	204,933	$205	$-	$63,819	$-	$64,024
Warrant Subscriptions	-	-	-	$-	$-	$472	$-	$472
Loss on AP Settlement – Third Party	-	-	-	$-	$-	$117,000	$-	$117,000
Loss on AP Settlement – Related Party	-	-	-	$-	$-	$426,987	$-	$426,987
Forgiveness of AP by CEO	-	-	-	$-	$-	$7,200	$-	$7,200
Debt Converstion	-	-	36,984	$37	$-	$$18,455	$-	$18,492
Shares for prepayment of interest on NP-Related Party	-	-	23,175	$25	$-	$23,150	-	$23,175
Net loss	-	-	-	-	-	-	(1,088,402)	(1,088,402)
Balances at September 30, 2020	1,000	$1	12,898,753	$12,899	$750	$12,503,340	$(12,880,461)	$(363,471)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

For the Three Months Ended September 30, 2019

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at June 30, 2019	1,000	$1	11,952,766	$11,952	$51,260	$11,360,917	$(11,715,839)	$(291,709)
Common stock issued for cash	-	-	100,000	$100	$(20,000)	$49,900	$-	$30,000
Common Stock Subscribed for services	-	-	-	$-	$6,252	$-	$-	$6,252
Net loss	-	-	-	-	-	-	(53,254)	(53,254)
Balances at Sept 30, 2019	1,000	$1	12,052,766	$12,052	$37,512	$11,410,817	$(11,769,093)	$(308,711)

For the Nine Months Ended September 30, 2019

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2018	1,000	$1	11,823,389	$11,823	$18,756	$11,279,211	$(11,639,033)	$(329,242)
Notes Payable and Accrued Interest Converted to Common Stock	-	-	113,377	$113	$-	$56,782	$-	$56,895
Common stock issued for cash	-	-	116,000	$116	$-	$87,844	$-	$57,960
Common Stock Subscribed for services	-	-	-	$-	$18,756	$-	$-	$18,756
Forgiveness of Interest – Related Party	-	-	-	$-	$-	$9,282	$-	$9,282
Compensation Expense	-	-	-	$-	$-	$7,698	$-	$7,698
Net loss	-	-	-	-	-	-	(130,060)	(130,060)
Balances at Sept 30, 2019	1,000	$1	12,052,766	$12,052	$37,512	$11,410,817	$(11,769,093)	$(308,711)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,088,402)	$(130,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	24,756	26,454
Common stock issued for Settlement of Board Member Compensation	80,000	-
Depreciation	24,102	23,612
Loss on brokerage account	2,611	-
Loss on investment	17,000	-
Loss on AP settlement	543,987	-
Amortization of beneficial conversion feature	-	38,920
Changes in operating assets and liabilities:
Deferred revenue – related party	(1,417)	(50,000)
Accounts payable and accrued expenses – related party	262,632	26,430
Accounts payable and accrued expenses	59,720	14,329
Net cash (used in) operating activities	(75,011)	(50,315)

Cash used in investing activities
Cash paid to brokerage account	(170,000)	-
Net cash (used in) investing activities	(170,000)	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(5,260)	(3,011)
Borrowings from convertible notes payable, related party	33,675	-
Proceeds from Sale of Stock	243,500	57,960
Proceeds from EIDL loan	4,000	-
Principal payments on debt	(13,759)	(10,604)
Warrant Subscriptions	472	-
Shares subscribed for cash	750	-
Net cash provided by financing activities	263,378	44,345

Net increase (decrease) in cash	18,367	(5,970)
Cash, beginning of period	997	13,294
Cash, end of period	$19,364	$7,324

Supplemental disclosure of cash flow information
Interest paid	$11,871	$7,905
Income taxes paid	-	-

Non-Cash Transactions
Forgiveness of AP by CEO	$7,200	$-
Forgiveness of Interest – Related Party	-	9,282
Purchase of fixed assets through finance lease	-	9,985
Debt converted to common stock	18,489	56,895
Convertible debt for payment of AP	17,633	-
RP-AP Converted into common stock	64,024	-
AP Converted into common stock – Third Party	37,000	-
Shares issued for stock payable	43,764	-
Stock for related party deferred revenue	17,000	-
Stock issued for prepayment of interest on debt – related party	23,175	-

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

	Nine Months Ended Sep 30, 2020				Nine Months Ended Sep 30, 2019
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$1,275	$1,275	$2,000	$50,000	$52,000
Click Based and Impressions Ads	332	-	332	614	-	614
Domain Registrations	-	-	-	10	-	10
Publishing and Distribution	955	392	1,347	840	-	840
Server	-	-	-	-	-	-
	$1,287	$1,667	$2,954	$3,464	$50,000	$53,464

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

	Sep 30,	Sep 30,
	2020	2019

Deferred Revenue	$15,583	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2020 and December 31, 2019.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the period ending September 30, 2020, 11% of the Company’s revenues were from click based and impressions ads located on the company’s websites, as well as 46% for press releases, article publishing and distribution by the Company and 43% of the Company’s revenues being received through advertisements, which 100% of the advertisement revenue was received through a related party by the Company.

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

Basic and Diluted Net (Loss) per Share

	Three Months Sep 30, 2020	Three Months Sep 30, 2019
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(167,941)	$(53,254)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(167,941)	$(53,254)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	12,606,731	11,973,418

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

	Nine Months Sep 30, 2020	Nine Months Sep 30, 2019
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(1,088,402)	$(130,060)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(1,088,402)	$(130,060)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	12,269,852	11,909,339

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended September 30, 2020 and 2019. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2020 is 18,900,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of September 30, 2020, and December 31, 2019, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of September 30, 2020 and December 31, 2019:

	Sep 30, 2020	Dec 31, 2019
Net operating loss	$531,243	$416,916
Valuation allowance	(531,243)	(416,916)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2020 and December 31, 2019.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended September 30, 2020 and December 31, 2019.

Advertising Cost

The Company spent $0 for advertisement for the periods ended September 30, 2020 and 2019.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $12,996,336 since its inception and had a working capital deficit of $372,921, negative cash flows from operations and limited business operations as of September 30, 2020. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at September 30, 2020 and December 31, 2019:

	Sep 30, 2020	Dec 31, 2019
Computers – 3 year estimated useful life	$96,669	$96,669
Less – Accumulated Depreciation	(91,889)	(67,787)
Property and Equipment, net	$4,780	$28,882

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $24,102, and $23,612 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 4 – BROKERAGE ACCOUNT

As of September 30, 2020, the market value of the Company’s account portfolio was $167,389. The opening value of the account was $170,000, resulting in losses in portfolio investment as follows:

Net loss on investment in securities account for the nine months ended September 30, 2020	$2,611
Less – Net gain and losses recognized during 2020 on equity securities sold during the period	$0
Unrealized losses recognized during 2020 on equities securities still held at September 30, 2020	$2,611

NOTE 5 – FINANCE LEASES

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

The following is a schedule of the net book value of the finance lease.

Assets	Sep 30, 2020
Leased equipment under finance lease,	$96,669
less accumulated amortization	(91,889)
Net	$4,780

Liabilities	Sep 30, 2020
Obligations under finance lease (current)	$28,393
Obligations under finance lease (noncurrent)	14,505
Total	$42,898

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$4,780
Liability balance	42,898
Cash flow (operating)	-
Cash flow (financing)	-
Interest expense	$2,789

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2020	18,278
2021	15,726
2022	11,860
Thereafter	-
Total	45,864
Less: Imputed Interest	(2,966)
Total Liability	42,898

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	1.49 years	16%

Based on average interest rate of 16%, average term remaining (months) 21.19 Average term remain (years) 1.49.

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of September 30, 2020, and December 31, 2019, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Sep 30,
Name	Note Date	Date	Rate	Rate	2020

Related Party Convertible Notes Payable:
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	-
Montse Zaman	03/25/2020	03/25/2021	12%	$-	4,000
Montse Zaman	04/28/2020	04/28/2021	12%	$-	2,000
Montse Zaman	05/22/2020	05/22/2021	12%	$-	-
Willy A Saint-Hilaire	09/29/2020	09/29/2021		-	23,175
Total Convertible Related Party Notes Payable					29,175
Less: Debt Discount					23,175
Convertible Notes Payable, net of Discount - Related Party					6,000

Third Party Convertible Notes Payable:
Willy A. Saint-Hilaire	02/27/2020	02/27/2021	12%	$-	-
Willy A. Saint-Hilaire	03/08/2020	03/08/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Total Convertible Third Party Notes Payable					-
Less: Debt Discount					-
Convertible Notes Payable, net of Discount -
Third Party					-

Third Party Non-Convertible Notes Payable:
Small Business Administration – EIDL	04/30/2020	04/30/2050	3.75%	$-	4,000
Total Third Party Non-Convertible Notes Payable					4,000

In April 2020, Crown Equity Holdings executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received a $4,000 advance.

Mike Zaman

As of December 31, 2019, the Company owed Mike Zaman a total of $760 and remaining accrued interest of $3,503. The balance of $760 was paid on January 13, 2020 and the remaining accrued interest of $3,503 were not converted as of September 30, 2020.

Montse Zaman

On March 27, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $5,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. On August 21, 2020, the Company made a $1,000 principal reduction payment. As of September 30, 2020, the balance on this note was $4,000.

On April 28, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $4,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. On September 20, 2020, the Company made a $2,000 principal reduction payment. As of September 30, 2020, the balance on this note was $2,000.

On May 22, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $1,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. The Company made payments of $700 and $800 on May 22, 2020 and July 31, 2020 respectively.

Willy Ariel Saint-Hilaire

On February 27, 2020, the Company entered into a promissory note with Willy Ariel Saint-Hilaire in the amount of $14,500. The note carries interest at 12% per annum. On July 31, 2020, the principal balance of $14,500 and accrued interest of $744 for a total of $15,244 were converted into 30,488 common shares at a conversion rate of $.50 per share.

On March 8, 2020, the Company entered into a promissory note with Willy Ariel Saint--Hilaire in the amounts of $1,581. The notes carry interest at 12% per annum. On July 31, 2020, the principal balance of $1,581 and accrued interest of $75 for a total of 1,656 were converted into 3,312 common shares at a conversion rate of $.50 per share.

On March 24, 2020, the Company entered into promissory notes with Willy Ariel Saint-Hilaire in the amounts of $500, $400, and $652. The notes carry interest at 12% per annum. On July 31, 2020, the principal balance of $500, $400, $652 and accrued interest of $21, $17, $2 respectively for a total of $1,592 were converted into 3,184 common shares at a conversion rate of $.50 per share.

On September 20, 2020, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $23,175 payable in 12 equal monthly installments of $1,931.25. As original issuance discount for the note, the Company issued Common Stock for a total of 23,175 shares. The fair market value of the shares were in excess of the note and the company recorded a debt discount of $23,175.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On August 13, 2020, Monireh Sepahpour was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On August 18, 2020, Monica Shayesteh was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On September 2, 2020, Hongsing Phou was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On September 8, 2020, Pejham Khial was issued a warrant at a price of $0.000025 per share $12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On September 15, 2020, Salvatore Marasa was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On September 21, 2020, Richard W Leandro was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On September 21, 2020, Richard W Leandro Jr was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On September 25, 2020, Seyed Javad was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

Summary of Warrants Issued:

Issue Date	Issued To	Shares	Exercise price per share	Warrant price per share	Total Paid for Warrants
02/13/2020	Munti Consulting LLC	1,000,000	$.060	$0.000025	$25.00
03/13/2020	BBCKQK Trust Kevin Wiltz	1,000,000	$0.60	$0.000025	$25.00
04/01/2020	Addicted 2 Marketing LLC	100,000	$0.60	$0.000025	$2.50
05/07/2020	Arnold F Sock	500,000	$0.60	$0.000025	$12.50
05/07/2020	Rudy Chacon	200,000	$0.60	$0.000025	$5.00
05/07/2020	Sadegh Salmassi	200,000	$0.60	$0.000025	$5.00
05/08/2020	Glen J Rineer	200,000	$0.60	$0.000025	$5.00
05/08/2020	Barry Cohen	200,000	$0.60	$0.000025	$5.00

05/13/2020	Steven A Fishman	200,000	$0.60	$0.000025	$5.00
05/13/2020	Wendell & Sharon Piper	200,000	$0.60	$0.000025	$5.00
05/27/2020	James Bobrik	200,000	$0.60	$0.000025	$5.00
05/28/2020	Richard R Shehane	200,000	$0.60	$0.000025	$5.00
06/03/2020	Jeffery Connell	100,000	$0.60	$0.000025	$2.50
06/08/2020	Hassan M Oji	300,000	$0.60	$0.000025	$7.50
06/09/2020	Kim Smith	500,000	$0.60	$0.000025	$12.50
06/12/2020	Violet Gewerter	500,000	$0.60	$0.000025	$12.50
06/16/2020	Roy S Worbets	200,000	$0.60	$0.000025	$5.00
06/30/2020	Chris Knudsen	200,000	$0.60	$0.000025	$5.00

07/01/2020	Donald Kitt	200,000	$0.60	$0.000025	$5.00
08/13/2020	Monireh Sepahpour	500,000	$0.60	$0.000025	$12.50
08/18/2020	Monica Shayestehpour	1,000,000	$0.60	$0.000025	$25.00
09/02/2020	Hongsing Phou	200,000	$0.60	$0.000025	$5.00
09/08/2020	Pejham Khial	500,000	$0.60	$0.000025	$12.50
09/15/2020	Salvatore Marasa	200,000	$0.60	$0.000025	$5.00
09/21/2020	Richard W LeAndro	500,000	$0.60	$0.000025	$12.50
09/21/2020	Richard W LeAndro Jr	500,000	$0.60	$0.000025	$12.50
09/25/2020	Seyed M Javad	200,000	$0.60	$0.000025	$5.00
	Total:	9,800,000			$245.00
Related Party:
03/13/2020	Willy A Saint-Hilaire	1,000,000	$0.60	$0.000025	$25.00
04/28/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
05/01/2020	Mike Zaman	1,000,000	$0.60	$0.000025	$25.00
05/01/2020	Montse Zaman	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Malcom Ziman	200,000	$0.60	$0.000025	$5.00
05/08/2020	Brett Matus	200,000	$0.60	$0.000025	$5.00
05/11/2020	Mohammad Sadrolashrafi	500,000	$0.60	$0.000025	$5.00
05/04/2020	Arnulfo Saucedo-Bardan	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Brian Colvin	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Jacob Colvin	200,000	$0.60	$0.000025	$5.00
05/19/2020	Joan R Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/19/2020	Marvin A Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/20/2020	Willy Rafael Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
05/29/2020	Ybelka Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
06/09/2020	Kenneth Cornell Bosket	1,000,000	$0.60	$0.000025	$25.00
06/19/2020	Elvis E Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
07/01/2020	Theresa Kitt	200,000	$0.60	$0.000025	$5.00
07/10/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
	Total Related Party:	9,100,000			$220.00

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

On January 13, 2020, the Company paid the remaining payable balance due to Mike Zaman of $760 for expenses paid on behalf of the Company.

On January 29, 2020, WYSH Investment LLC paid the Company $100 for press release services.

During the period ended March 31, 2020, the Company recorded the forgiveness of $7,200 accounts payable rent balance due to Mike Zaman.

On March 1, 2020, Willy A Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On April 28, 2020, 2020, Shahram Khial was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On May 1, 2020, Mike Zaman was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On May 1, 2020, Montse Zaman was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On May 4, 2020 Arnulfo Saucedo-Bardan was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On May 8, 2020, Malcom Ziman was issued a warrant at a price of $0.000025 per share ($5.00total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

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

On May 19, 2020 Joan R Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($2.50 total) to purchase 100,000 shares of common stock at the exercise price of $0.60 per share.

On May 19, 2020 Marvin A Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($2.50 total) to purchase 100,000 shares of common stock at the exercise price of $0.60 per share.

On May 20, 2020 Willy Rafael Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 29, 2020 Ybelka Saint-Hilaire was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On June 9, 2020 Kenneth Cornell Bosket was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On July 1, 2020 Theresa Kitt was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On July 10, 2020, Shahram Khial was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On July 31, 2010, the Company entered into a Note Conversion Agreement with Willy A Saint-Hilaire to convert $17,633 of Note Payable plus interest of $859 to 36,984 shares of common stock at a conversion rate of $0.50 per share.

On September 1, 2020, the Company entered into a Services Agreement with American Video Teleconferencing Corp (AVOT) to provide advertising, branding and marketing solutions. The Company was compensated $17,000 for services to be rendered for a period of 12 months. Total compensation of $17,000 was converted to 17,000,000 million shares of AVOT restricted common stock The Company recognized $1,417 in revenue for the nine month period ended September 30, 2020. There is remaining $15,583 in deferred revenue as of September 30, 2020.

On September 9, 2020, Mohammad Sadrolashrafi purchased 30,000 shares of common stock at $0.50 per share at purchase price of $15,000.

On September 14, 2020, AVOT paid the Company $250 for press release services.

On September 29, 2020, the Company entered into a Promissory Note Agreement with Willy A Saint-Hilare for $23,175. As original issuance discount for the note, the Company issued Common Stock for a total of 23,175 shares. The fair market value of the shares were in excess of the note and the company recorded a debt discount of $23,175.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the nine months ended September 30, 2020, total convertible notes from related parties was $23,175. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

The Company entered into an agreement, effective January 1, 2020, to pay Mike Zaman $20,000 per month for managerial services.

The Company entered into an agreement, effective January 1, 2020, to pay Kenneth Bosket $5,000 per month for administrative services.

The Company entered into an agreement, effective January 1, 2020, to pay Montse Zaman $5,000 per month for administrative services.

As of September 30, 2020, the Company has a balance of $343,296 of accounts and accrued expenses payable with related parties.

NOTE 9 – STOCK HOLDERS’ DEFICIT

Common Stock

During the nine months ending September 30, 2020, the Company issued the following:

•	472,000 common shares for cash proceeds of $243,500.
•	140,083 shares issued for settlement of stock payable due to Vinoth Sambandan for balance owed through December 31, 2019
•	204,933 shares issued for settlement of accounts payable due to Vinoth Sambandan for balance owed through December 31, 2019
•	160,000 shares issued to Steven Cantor to settle compensation dispute.
•	4,834 shares issued to third parties for services rendered.
•	15,978 shares issued to Vinoth Sambandan for stock payable.
•	74,000 shares issued to third parties for settlement of Accounts Payable.
•	36,984 shares issued to Willy A Saint-Hilaire for conversion of Note Payable
•	23,175 shares issued to Willy A Saint-Hilaire for interest prepayment of Note Payable

On February 13, 2020, the Company granted non-qualified stock warrants purchasing up to 1,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S1 registration filing of which date is yet to be determined.

On March 13, 2020, the Company granted non-qualified stock warrants purchasing up to 2,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S1 registration filing of which date is yet to be determined.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of September 30, 2020

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of September 30, 2020, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2020.

The Company's deferred tax assets consisted of the following as of September 30, 2020 and December 31, 2019:

	2020	2019
Net operating loss	$531,243	$416,916
Valuation allowance	(531,243)	(416,916)
Net deferred tax asset	$-	$-

As of September 30, 2020, and December 31, 2019, the Company's accumulated net operating loss carry forward was approximately $2,529,727 and $1,985,312 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

On October 5, 2020, Sameh Shenouda purchased 3,000 shares of common stock at $1.00 per share at the purchase price of $3,000.

On October 6, 2020, Nasrin Montazer was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On October 13, 2020, Jagjit Dhaliwal was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

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

In December 2010, the Company formed two wholly owned subsidiaries Crown Tele Services, Inc. and

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

As of September 30, 2020 Crown Equity has 4 employees and was utilizing the services of three independent contractors and the following six officers, Mike Zaman, Kenneth Bosket, Montse Zaman, Malcolm Ziman, Mohammad Sadrolashrafi and Shahram Khial.

RESULTS OF OPERATIONS

Three months ended September 30, 2020 Compared to the Three months ended September 30, 2019

For the three months ended September 30, 2020, revenues were $1,877 of which $1,667 was from related parties, and $419 for the same period in 2019.

Revenues for the three months ended September 30, 2020 was higher primarily due to advertising revenue not earned for the same period in 2019.

Operating expenses were $145,043 for the three months ended September 30, 2020 and $50,029 for the same period in 2019. Increase in operating expenses was primarily due to increase of $105,000 in quarterly officer compensation.

Other expenses for the three-month period ended September 30, 2020 were $24,775 and $3,644 for the same quarter in 2019. The increase in other expenses was due to investment expense of $17,000.

Interest expense for the three months ended September 30, 2020 and 2019 was $5,164 and $3,644, respectively.

Nine months ended September 30, 2020 Compared to the Nine months ended September 30, 2019

For the nine months ended September 30, 2020, revenues were $2,954 and $53,464 for the same period in 2019. Revenues for the nine months ended September 30, 2020 was significantly lower compared to the same period in 2019 primarily due to advertising income from related parties earned in the same period in 2019.

Operating expenses were $517,540 for the nine months ended September 30,2020 and $132,313 for the same period in 2019. Increase in operating expenses was primarily due to increase officer compensation, managerial services, accounting services, IT services and administrative services.

Other expenses for the nine-month period ended September 30, 2020 were $573,816 and $51,211 for the same period in 2019. The increase in other expenses was primarily due to the recording of loss on shares issued to settle accounts payable and investment expense.

Interest expense for nine months ended September 30, 2020 and 2019 was $11,871 and $12,291, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, Crown Equity had current assets of $186,753 and current liabilities of $536,499 resulting in working capital deficit of $349,746. Net cash used by operating activities for the nine months ended September 30, 2020 was $75,011 compared to net cash used of $50,315 for the same period in 2019.

Net cash used in investing activities was $170,000 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $263,378 compared to net cash provided of $44,345 for the same period in 2019. For the nine months ended September 30, 2020, we borrowed $33,675 from related parties, and received a loan from the Small Business Administration for $4,000. We also sold 412,000 shares of common stock for $243,500.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2020, Crown Equity issued 1,131,987 shares for cash, services, settlement of AP and board member’s compensation debt conversion, inducement for NP and common stock subscribed for services.

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

CROWN EQUITY HOLDINGS INC.

Date: November 20, 2020	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

