Form 10-K
period 2020-12-31
Crown Equity Holdings, Inc.
filed 2021-03-16
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate number of shares of the voting stock held by non-affiliates on December 31, 2020 was 2,253,900. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,253,900. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of March 16, 2021, was 12,914,543.

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

As of December 31, 2020, the Company utilized the services of independent contractors during the year. Officers compensation is detailed in Part III, Item 11 of this filing.

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

Item 4: Mine Safety Disclosures

None.

PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CRWE" and CUSIP #22834M107. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2020, the Company had 12,901,853 shares of its common stock issued and outstanding of which 10,647,853 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2020 and 2019.

Period	High	Low
1st Qtr. 2020	1.25	0.75
2nd Qtr. 2020	1.25	0.54
3rd. Qtr. 2020	5.25	1.00
4th Qtr. 2020	4.50	1.00
1st Qtr. 2019	2.10	2.06
2nd Qtr. 2019	2.10	2.10
3rd. Qtr. 2019	2.10	1.92
4th Qtr. 2019	1.55	1.55

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2020, the Company estimates there are approximately 110 "holders of record" of its common stock and estimates that there are no beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,000,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

Item 6: Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of Securities and Exchange Act of 1934 and are not required to provide information under this item.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2020 and 2019 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock. The revenue transaction does not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2020, the Company has $3,047 in cash, $180,587 held in brokerage accounts and $15,045 of long-term debt.

At December 31, 2020, the Company had negative working capital of $444,256 which consisted of current assets of $183,634 and current liabilities of $627,890. The current liabilities of the Company at December 31, 2020 are composed of accounts payable and accrued expenses of $137,793, accounts payable and accrued expenses and notes payable to related party of $444,246 and $5,508, respectively, deferred revenue from related party $11,333, current portion of long term debt of $29,010.

Cash flows used in operating activities during the year ended December 31, 2020 was $72,957 compared to cash flow used of $67,675 for the same period in 2019.

Cash flows used in investing activities were $174,597 and $0 for the years ended December 31, 2020 and 2019.

Cash flows provided by financing activities was $249,604 for the year ended December 31, 2020 compared to $55,378 for the same period in 2019. The financing activities in 2020 consisted mostly of proceeds from sale of stock.

As of December 31, 2020, the Company had total assets of $199,139 and total liabilities of $642,935. Stockholders' deficit as of December 31, 2020 was $443,796 compared to a deficit of $318,425 at December 31, 2019. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

REVENUES

Sales for the year ended December 31, 2020 were $7,948 compared to $53,793 for the year ended December 31, 2019, a decrease of $45,845. Of the $7,948 revenue in 2020, $5,100 was from related parties.

OPERATING EXPENSES

During the year ended December 31, 2020, we incurred $639,820 in operating expenses, compared to $147,363 in the same period ended December 31, 2019, an increase of $492,547 mainly due to increase in administrative contract expenses.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2020, we incurred other expenses of $542,796, consisting of interest expense of $7,461, amortization of the beneficial conversion feature of our convertible notes of $8,370, investment expense of $17,000 and loss on settlement of accounts payable of $543,987. In the year ended December 31, 2019 we had other expenses of $59,456, consisting of interest expense of $21,885 and amortization of the beneficial conversion feature of our convertible notes of $38,920 and gain on extinguishment of debt of $1,349.

During the year ended December 31, 2020, we had other income of $34,022 from gains realized on stocks held.

NET LOSS

The Company had a net loss for the year ended December 31, 2020 of $1,174,015 compared to a net loss of $153,026 for the year ended December 31, 2019, an increase of $1,020,989 mainly due to increase in administrative contract expenses and loss on settlement of accounts payable for services.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Crown Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Equity Holdings, Inc. (the Company) as of December 31, 2020 and 2019 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern

Critical Audit Matter Description

As discussed in Note 2 to the financial statements, the Company had a going concern due to a working capital deficiency, negative cash flows from operations and limited business operations as of December 31, 2020. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

How the Critical Audit Matter was Addressed in the Audit

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

Stock-based Compensation

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, the company issues stock-based compensation in accordance with ASC 718, Compensation. Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management’s estimates on various inputs to the calculation.

How the Critical Audit Matter was Addressed in the Audit

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

March 16, 2021

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2020	2019

Assets
Current assets
Cash	$3,047	$997
Brokerage Account	180,587	-
Total Current Assets	183,634	997
Property and Equipment, net	15,505	28,882
Total Assets	$199,139	$29,879

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$137,793	$210,223
Accounts payable and accrued expenses to related party	444,246	80,664
Deferred revenue related party	11,333	-
Convertible notes payable to related parties, net of debt discount	5,508	760
Current portion of long-term debt	29,010	30,681

Total Current Liabilities	627,890	322,328

Non-Current liabilities
Long-term debt	15,045	25,976
Total Liabilities	642,935	348,304

Stockholders' deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at December 31, 2020 and 2019	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 12,901,753 and 11,766,766 shares issued and outstanding at December 31, 2020 and 2019	12,902	11,766
Stock Payable	3,000	43,764
Additional paid-in capital	12,506,375	11,418,103
Accumulated deficit	(12,966,074)	(11,792,059)
Total stockholders' deficit	(443,796)	(318,425)
Total liabilities and stockholders' deficit	$199,139	$29,879

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

Revenues
Revenues	$2,848	$3,793
Revenues – Related Party	5,100	50,000
Total Revenues	7,948	53,793

Operating expenses
General and administrative expense	614,489	115,695
Depreciation	25,331	31,668
Total Operating Expenses	639,820	147,363

(Loss) from operations	(631,872)	(93,570)

Other income (expense)
Interest expense	(7,461)	(21,885)
Gain on extinguishment of debt	-	1,349
Gain on stock held	34,022	-
Loss on AP Settlement/Shares for services	(543,987)	-
Investment expense	(17,000)	-
Debt discount amortization	(8,370)	(38,920)
Total Other Expense	(542,796)	(59,456)

Net (loss)	$(1,174,015)	$(153,026)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.09)	$(0.01)

Weighted average number of shares outstanding basic and diluted	12,428,674	11,936,422

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2018	1,000	$1	11,823,389	$11,823	18,756	$11,279,211	$(11,639,033)	$(329,242)
Common stock issued for services	-	-	-	-	-	7,698	-	7,698
Common stock issued for cash	-	-	130,000	130	-	64,870	-	65,000
Common Stock Subscribed for services	-	-	-	-	25,008	-	-	25,008
Common stock issued for settlement of debt	-	-	17,062	17	-	8,514	-	8,531
Common stock issued for settlement of debt – Related Parties	-	-	96,315	96	-	40,228	-	48,324
Forgiveness of interest from CEO	-	-	-	-	-	9,282	-	9,282
Shares for services returned	-	-	(300,000)	(300)	-	300	-
Net loss	-	-	-	-		-	(153,026)	(153,026)
Balances at December 31, 2019	1,000	$1	11,766,766	$11,766	$43,764	$11,418,103	$(11,792,059)	$(318,425)
Common stock issued for services	-	-	4,834	4	-	5,995	-	5,999
Common stock issued for services – Related Parties	-	-	156,061	156	(43,764)	62,365	-	18,757
Common stock issued for cash	-	-	475,000	475		246,025	-	246,500
Common Stock Subscribed for services	-	-	-	-	3000	-	-	3000
Common Stock Subscribed for Salary Settlement	-	-	160,000	160	-	79,840	-	80,000
Common stock issued for settlement of AP – Related Parties	-	-	204,933	205	-	63,819	-	64,024
Common stock issued for settlement of AP	-	-	74,000	74	-	36,926	-	37,000
Warrant Subscriptions	-	-	-	-	-	510	-	510
Loss on AP Settlement	-	-	-	-	-	117,000	-	117,000
Loss on AP Settlement – Related Parties	-	-	-	-	-	426,987	-	426,987
Forgiveness of AP by CEO	-	-	-	-	-	7,200	-	7,200
Debt Conversion – Related Parties	-	-	36,984	37	-	18,455	-	18,492
Prepaid Interest – Related Parties	-	-	23,175	25	-	23,150	-	23,175
Net Loss	-	-	-	-	-	-	(1,174,015)	(1,174,015)
Balances at December 31, 2020	1,000	$1	12,901,753	$12,902	$3,000	$12,506,375	$(12,966,074)	$(443,796)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019

Cash flows from operating activities
Net (loss)	$(1,174,015)	$(153,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	24,756	32,706
Common stock issued for Settlement of Board Member Compensation	80,000	-
Depreciation	25,331	31,668
Loss (gain) on brokerage account	(34,022)	-
Loss on investment	17,000	-
Loss on AP settlement	543,987	-
Amortization of beneficial conversion feature	8,370	38,920
Gain on conversions	-	(1,349)
Changes in operating assets and liabilities
Cash transfer	23,435	-
Deferred revenue – related party	(5,667)	(50,000)
Accounts payable and accrued expenses – related party	363,585	28,961
Accounts payable and accrued expenses	54,283	4,445
Net cash (used in) operating activities	(72,957)	(67,675)

Cash flows from investing activities
Cash paid for purchase of fixed assets	(4,597)	-
Cash paid to brokerage account	(170,000)	-
Net cash (used in) investing activities	(174,597)	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(14,122)	(3,011)
Borrowings from convertible notes payable, related party	33,675	-
Proceeds from Sale of Stock	246,500	65,000
Proceeds from EIDL loan	4,000	-
Principal payments on debt	(23,959)	(6,611)
Warrant Subscriptions	510	-
Shares subscribed for cash	3,000	-
Net cash provided by financing activities	249,604	55,378

Net increase (decrease) in cash	2,050	(12,297)

Cash, beginning of period	997	13,294

Cash, end of period	$3,047	$997

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of AP by CEO	7,200	-
Forgiveness of Interest – Related Party	-	9,282
Purchase of fixed assets through finance lease	7,357	9,985
Debt converted to common stock	18,492	8,531
Convertible debt for payment of AP	17,633	-
RP-AP Converted into common stock – Third Party	64,024	48,154
AP Converted into common stock – Third Party	$37,000	-
Shares issued for stock payable	$43,764	-
Stock for related party deferred revenue	$17,000	-
Stock issued for prepayment of interest on debt – related party	$23,175	-

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

On January 27, 2020, the Company re-acquired from AVOT the online business iB2BGlobal.com since company had not received the shares promised during the original sale.

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

	December 31, 2020				December 31, 2019
	Third Party	Related Party	Total	Third Party	Related Party	Total

IT Services on Company Server	$-	$-	$-	$-	$-	$-
Advertising	$-	$5,100	$5,100	$-	$-	$-
Click Based and Impressions Ads	$456	$-	$456	$2,743	$50,000	$52,743
Domain Registrations	$-	$-	$-	$10	$-	$10
Publishing and Distribution	$2,392	$-	$2,392	$1,040	-	1,040
	$2,848	$5,100	$7,948	$3,793	$50,000	$53,793

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

	December 31,	December 31,
	2020	2019

Deferred Revenue	$11,333	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2020 and 2019.

Risk Concentrations

As of December 31, 2020, 64% of the Company’s revenues were received through advertisements, which 100% of the advertisement revenue was received through a related party. The remaining 36% of the remaining total revenues were from third parties for the displaying of click based and impressions ads located on the company’s websites, as well as for press releases and article publishing and distribution by the Company

In 2019, 98% of the Company’s revenues were received through advertisements, which 95% of the advertisement revenue was received through a related party. The remaining 2% of the remaining total revenues were from third parties for the displaying of click based and impressions ads located on the company’s websites, as well as for press releases and article publishing and distribution by the Company.

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

Basic and Diluted Net (Loss) per Share

	December 31,
	2020	2019
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(1,174,015)	$(153,026)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(1,174,015)	$(153,026)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	12,428,674	11,936,422

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the years ended December 31, 2020 and 2019. The number of potential anti-dilutive shares excluded from the calculation shares for the year ended December 31, 2020 is 20,400,000.

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2020 and 2019.

Fair Value of Financial Instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expense and other current assets, accounts payable, accrued expenses and notes payable reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy prioritized the inputs into three levels that may be used to measure fair value.

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in markets that are not active.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our cash and brokerage accounts are measured at fair value on a recurring basis and estimated as follows.

December 30, 2020	Total	Level 1	Level 2	Level 3

Cash	$3,047	$3,047	$-	$-
Brokerage Accounts	180,587	180,587	-	-
Total	$183,634	$183,634	$-	$-

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the years ended December 31, 2020 and 2019.

Advertising Cost

The Company spent no money for advertisement for the years ended December 31, 2020 and 2019.

Depreciation expense was $25,331 and $31,668 for the years ended December 31, 2020 and 2019, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity an accumulated deficit of $12,966,074 since its inception and had a working capital deficit of $444,256 negative cash flows from operations and limited business operations as of December 31, 2020. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Computers – 3 year estimated useful life	$108,622	$96,669
Less – Accumulated Depreciation	(93,117)	(67,787)
Property and Equipment, net	$15,505	$28,882

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $25,331, and $31,668 for the twelve months ended December 31, 2020 and 2019, respectively.

NOTE 4 – BROKERAGE ACCOUNT

As of December 31, 2020, the market value of the Company’s account portfolio, consisting of stocks only, was $180,587. The Company transferred $170,000 cash from accounts to brokerage account during the 3rd quarter of 2020 and realized a net gain of $34,022 on investments and $17,000 in investment expense. The Company invested in various industries within the Nasdaq and New York stock exchange.

NOTE 5 – CAPITAL LEASES

During the period ending December 31, 2020, the Company paid an aggregate of $23,959 toward capital lease balances. During 2020 and 2019, the Company borrowed an aggregate $7,357 and $9,985 under the following third-party finance lease transactions:

A $9,985 note from a third party for the lease of fixed assets, bearing interest at 22%, amortized over 24 months with a payments of $498 in additional to a $22 management fee for a total monthly payment of $520. The lease has a bargain purchase option of $1 at the end of the lease term.

A $6,168 note from a third party for the purchase of fixed assets, bearing interest at 16.60%, amortized over 36 months with payments of $219.

A $1,188 note from a third party for the purchase of fixed assets, bearing interest at 16.60%, amortized over 36 months with payments of $42.

The following is a schedule of the net book value of the finance lease.

Assets	December 31, 2020
Leased equipment under finance lease,	$108,622
less accumulated amortization	(93,117)
Net	$15,505

Liabilities	December 31, 2020
Obligations under finance lease (current)	$29,010
Obligations under finance lease (noncurrent)	11,045
Total	$40,055

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$40,055
Liability balance	$40,055
Cash flow (operating)	$-
Cash flow (financing)	$-
Interest expense	$7,461

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases

2021	26,344
2022	14,990
2023	2,916
Thereafter	-
Total	44,250
Less: Imputed Interest	(4,195)
Total Liability	40,055

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	2.04 years	17%

Based on average interest rate of 1%, average term remaining (months) 24.5 Average term remain (years) 2.04

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of December 31, 2020 and 2019, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $14,805, as of December 31, 2020.

	Original	Due	Interest	Conversion	Dec 31,
Name	Note Date	Date	Rate	Rate	2020

Related Party Convertible Notes Payable:
Mike Zaman	01/19/2018	01/19/2019	12%	$0.50	-
Montse Zaman	03/25/2020	03/25/2021	12%	$-	1,000
Montse Zaman	04/28/2020	04/28/2021	12%	$-	-
Montse Zaman	05/22/2020	05/22/2021	12%	$-	-
Willy A Saint-Hilaire	09/29/2020	09/29/2021		-	19,913
Total Convertible Related Party Notes Payable					20,913
Less: Debt Discount					14,805
Convertible Notes Payable, net of Discount - Related Party					5,508

Third Party Convertible Notes Payable:
Willy A. Saint-Hilaire	02/27/2020	02/27/2021	12%	$-	-
Willy A. Saint-Hilaire	03/08/2020	03/08/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Total Convertible Third Party Notes Payable					-
Less: Debt Discount					-
Convertible Notes Payable, net of Discount - Third Party					-

Third Party Non-Convertible Notes Payable:
Small Business Administration – EIDL	04/30/2020	04/30/2050	3.75%	$-	4,000
Total Third Party Non-Convertible Notes Payable					4,000

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

Mike Zaman

As of December 31, 2019, the Company owed Mike Zaman a total of $760 and remaining accrued interest of $3,503. The balance of $760 was paid on January 13, 2020 and the remaining accrued interest of $3,503 were not converted as of December 30, 2020.

Montse Zaman

On March 27, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $5,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. The company made principal reduction payments of $1,000 and $3,000 on August 21, 2020 and October 9, 2020 respectively. As of December 31, 2020, the balance on this note was $1,000.

On April 28, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $4,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. The company made principal reduction payments of $2,000 and $2,000 on September 10, 2020 and November 12, 2020 respectively. As of December 31, 2020, the balance on this note was $0.

On May 22, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $1,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. The Company made payments of $700 and $800 on May 22, 2020 and July 31, 2020 respectively. As of December 31, 2020, the balance on this note was $0.

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

On September 20, 2020, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $23,175 payable in 12 equal monthly installments of $1,931.25. As original issuance discount for the note, the Company issued Common Stock for a total of 23,175 shares. The fair market value of the shares were in excess of the note and the company recorded a debt discount of $23,175. Two monthly payments, for a total of $3,862 were paid during the fiscal year. As of December 31, 2020, the balance on this note was $19,313.

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

On May 8, 2020, Malcolm Ziman was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 8, 2020 Brett Matus was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On May 8, 2020 Brian D. Colvin was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

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

On August 18, 2020, Monica Shayestehpour was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

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

On September 25, 2020, Seyed M. Javad was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On October 6, 2020, Nasrin Montazer was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.50 per share.

On October 13, 2020, Jagjit Dhaliwal was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.50 per share.

Summary of Warrants Issued:

Issue Date	Issued To	Shares	Exercise price per share	Warrant price per share	Total Paid for Warrants
02/13/2020	Munti Consulting LLC	1,000,000	$.060	$0.000025	$25.00
03/13/2020	BBCKQK Trust Kevin Wiltz	1,000,000	$0.60	$0.000025	$25.00
04/01/2020	Addicted 2 Marketing LLC	100,000	$0.60	$0.000025	$2.50
05/07/2020	Arnold F Sock	500,000	$0.60	$0.000025	$12.50
05/07/2020	Rudy Chacon	200,000	$0.60	$0.000025	$5.00
05/07/2020	Sadegh Salmassi	200,000	$0.60	$0.000025	$5.00
05/08/2020	Glen J Rineer	200,000	$0.60	$0.000025	$5.00
05/08/2020	Barry Cohen	200,000	$0.60	$0.000025	$5.00
05/13/2020	Steven A Fishman	200,000	$0.60	$0.000025	$5.00
05/13/2020	Wendell & Sharon Piper	200,000	$0.60	$0.000025	$5.00
05/27/2020	James Bobrik	200,000	$0.60	$0.000025	$5.00
05/28/2020	Richard R Shehane	200,000	$0.60	$0.000025	$5.00
06/03/2020	Jeffery Connell	100,000	$0.60	$0.000025	$2.50
06/08/2020	Hassan M Oji	300,000	$0.60	$0.000025	$7.50
06/09/2020	Kim Smith	500,000	$0.60	$0.000025	$12.50
06/12/2020	Violet Gewerter	500,000	$0.60	$0.000025	$12.50
06/16/2020	Roy S Worbets	200,000	$0.60	$0.000025	$5.00
06/30/2020	Chris Knudsen	200,000	$0.60	$0.000025	$5.00
07/01/2020	Donald Kitt	200,000	$0.60	$0.000025	$5.00
08/13/2020	Monireh Sepahpour	500,000	$0.60	$0.000025	$12.50
08/18/2020	Monica Shayestehpour	1,000,000	$0.60	$0.000025	$25.00
09/02/2020	Hongsing Phou	200,000	$0.60	$0.000025	$5.00
09/08/2020	Pejham Khial	500,000	$0.60	$0.000025	$12.50
09/15/2020	Salvatore Marasa	200,000	$0.60	$0.000025	$5.00
09/21/2020	Richard W LeAndro	500,000	$0.60	$0.000025	$12.50
09/21/2020	Richard W LeAndro Jr	500,000	$0.60	$0.000025	$12.50
09/25/2020	Seyed M Javad	200,000	$0.60	$0.000025	$5.00
10/06/2020	Nasrin Montazer	500,000	$0.60	$0.000025	$12.50
10/13/2020	Jagjit Dhaliwal	1,000,000	$0.60	$0.000025	$25.00
	Total:	11,300,000			$282.50

Related Party:
03/13/2020	Willy A Saint-Hilaire	1,000,000	$0.60	$0.000025	$25.00
04/28/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
05/01/2020	Mike Zaman	1,000,000	$0.60	$0.000025	$25.00
05/01/2020	Montse Zaman	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Malcolm Ziman	200,000	$0.60	$0.000025	$5.00
05/08/2020	Brett Matus	200,000	$0.60	$0.000025	$5.00
05/11/2020	Mohammad Sadrolashrafi	500,000	$0.60	$0.000025	$5.00
05/04/2020	Arnulfo Saucedo-Bardan	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Brian D. Colvin	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Jacob Colvin	200,000	$0.60	$0.000025	$5.00
05/19/2020	Joan R Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/19/2020	Marvin A Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/20/2020	Willy Rafael Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
05/29/2020	Ybelka Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
06/09/2020	Kenneth Cornell Bosket	1,000,000	$0.60	$0.000025	$25.00
06/19/2020	Elvis E Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
07/01/2020	Theresa Kitt	200,000	$0.60	$0.000025	$5.00
07/10/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
	Total Related Party:	9,100,000			$220.00

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

On May 8, 2020, Malcolm Ziman was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

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

On July 31, 2020, the Company entered into a Note Conversion Agreement with Willy A Saint-Hilaire to convert $17,633 of Note Payable plus interest of $859 to 36,984 shares of common stock at a conversion rate of $0.50 per share.

On September 1, 2020, the Company entered into a Services Agreement with American Video Teleconferencing Corp (AVOT) to provide advertising, branding and marketing solutions. The Company was compensated $17,000 for services to be rendered for a period of 12 months. Total compensation of $17,000 was converted to 17,000,000 shares of AVOT restricted common stock The Company recognized $5,663 in revenue for the year ending December 31, 2020. There is remaining $11,337 in deferred revenue as of December 31, 2020.

On September 9, 2020, Mohammad Sadrolashrafi purchased 30,000 shares of common stock at $0.50 per share at purchase price of $15,000.

On September 14, 2020, AVOT paid the Company $150 for press release services.

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

The Company entered into an agreement, effective January 1, 2020, to pay Kenneth Cornell Bosket $5,000 per month for administrative services.

The Company entered into an agreement, effective January 1, 2020, to pay Montse Zaman $5,000 per month for administrative services.

On January 27, 2020, the Company re-acquired from AVOT the online business iB2BGlobal.com since company had not received the shares promised during the original sale.

As of December 31, 2020, the Company has a balance of $444,246 of accounts and accrued expenses payable with related parties. The Company had revenue of $5,100, issued stock for services of $18,757, issued stock for settlement of accounts payable accounts of $64,024 and had a loss of $426,987 for settlement of debt with related parties.

NOTE 9 – STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2020, the Company issued 472,000 shares for $243,500 in cash proceeds for sale of the common shares. The shares were sold at the price of $0.50 per share on the date of the grant.

As of December 31, 2020, the Company issued 3,000 shares for $3,000 in cash proceeds for sale of the common shares. The share were sold at the price of $1.00 per share on the date of the grant.

During the period ended December 31, 2020, the Company issued 36,984 shares of common stock for the conversion of debt and accrued to interest to Willy A Saint-Hilaire at a conversion rate of fifty cents ($0.50) per share per dollar ($1.00) owed.

During the period ended December 31, 2020, the Company issued 140,083 shares of common stock to Vinoth Sambandan for the settlement of the stock payable balance owed through December 31, 2019.

During the period ended December 31, 2020, the Company issued 204,933 shares of common stock to Vinoth Sambandan for the settlement of accounts payable balance owed through December 31, 2019.

During the period ended December 31, 2020, the Company issued 160,000 shares of common stock to Steven Cantor to for settlement of compensation dispute.

During the period ended December 31, 2020, the Company issued 74,000 shares of common stock to third parties for the settlement of accounts payable.

During the period ended December 31, 2020, the Company issued 23,175 shares of common stock to Willy A Saint-Hilaire for interest prepayment of Note Payable.

During the period ended December 31, 2020, the Company issued 4,934 shares of common stock to third parties for services rendered.

During the period ended December 31, 2020, the Company issued 15,978 shares of common stock to Vinoth Sambandan for services rendered.

During the period ended December 31, 2020, the Company granted non-qualified stock warrants purchasing up to 3,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S1 registration filing of which date is yet to be determined.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of December 31, 2020.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of December 31, 2020, the Company has 1,000 shares of Series A Preferred Stock outstanding

NOTE 10 – INCOME TAXES

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

The Company did not have taxable income during 2020 or 2019.

The Company's deferred tax assets consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Net operating loss	$661,701	$416,916)
Valuation allowance	(661,701)	(416,916)
Net deferred tax asset	$-	$-

As of December 31, 2020 and 2019, the Company's accumulated net operating loss carry forward was approximately $3,150,957 and $1,985,312 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events as of the date of the Financial Statements and has determined that all events are disclosed herein.

On January 3, 2021, Marjan Tina and Reno Suwarno was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On January 15, 2021, the Company issued 1,286 shares of common stock to Diversified Unlimited for services rendered thru December 31, 2020 at a share price of $1.75 per share.

On February 1, 2021, the Company issued 11,504 shares of common stock to Vinoth Sambandan for settlement of accounts payable at a share price of $1.50 per share.

On March 12, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $9,333. The note carries interest at 16% with equal monthly interest and principal payments for 12 months.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2020.

Item 9B: Other Information

None.

Part III

Item 10: Directors and Executive Officers, and Corporate Governance

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	64	Chairman since 11/2013; appointed President/CEO since 7/2015

Kenneth Cornell Bosket	67	Director since 06/2008; appointed to CFO since 6/2016

Montse Zaman	46	Director, Secretary and Treasurer since 02/2008

Shahram Khial	70	Director, Vice President of Marketing since 08/2020

Mohammad Sadrolashrafi	65	Director, Vice President of Operations since 08/2020

Malcolm Ziman	69	Director, Vice President of Finance since 08/2020

Vinoth Sambandam	38	Appointed CTO in 01/2017

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

MIKE ZAMAN - Mike Zaman is the President, CEO and Chairman of the Board of the company. He was born in Tehran, Iran and moved to Florida in the 1980's where he attended Florida International University to study Computer Science. Since becoming a U.S. citizen, he has been a corporate, marketing and sales consultant for many numerous companies and has advised or consulted in the process of mergers, acquisitions, as well as the raising of capital for private and public entities. He was appointed as the Company's Chief Marketing Officer in October of 2013.

KENNETH Cornell BOSKET - Kenneth Cornell Bosket is a director and CFO of the Company. Mr. Bosket has been member of the Company’s team since June, 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University.

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

MALCOLM ZIMAN – Malcolm Ziman is a businessman who has knowledge in finance, merger, and acquisitions, and capital markets, combined with his professional experience in diverse operational, managerial and administrative skills. Mr. Ziman studied Finance at University of Stellenbosch Business School in Bellville, Western Cape, South Africa and studied Marketing at Damelin College in South Africa.

SHAHRAM KHIAL – Shahram Khial, Ph.D. has sound interpersonal communication skills in several languages, effective interfacing with health care institutions, communities, organizations and industries, public and private sectors within all levels of management. Mr. Khial has served on the board of directors of several private and publicly held corporations. He earned a Bachelor’s degree in Law and Political Sciences and a Maters of Public Administration Program from the University of Tehran in Tehran, Iran. Mr. Khial received his Ph.D. in Educational Administration from the University of Utah in Salt Lake City, Utah.

MOHAMMAD SADROLASHRAFI – Mohammad Sadrolashrafi P.E. has multi-disciplinary managerial, administrative and technical experience, as well as having the people kills to manage, negotiate, plan, design and to achieve the company’s strategic goals. Mr. Sadrolashrafi received his Civil Engineering, Associate Degree in Science from Northern Virginia Community College in Annandale, VA and a Civil Engineering, Bachelor of Science degree from the University of Nevada at Reno, in Reno, NV.

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

Item 11: Executive Compensation

During the fiscal period 2020, the Company recorded aggregate compensation of $463,512 due to officers and directors. As of December 31, 2020, the outstanding balance due to officers and directors was $444,246.

During the fiscal period 2019 the Company paid its officers and directors an aggregate of $53,666. The remaining directors made the decision to serve as officers and/or directors without compensation upon appointment for the fiscal period 2020.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS OFFICERS COMPENSATION

	Annual compensation				Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Kenneth Cornell Bosket	2020	60,000							60,000
CFO, Director	2019	3,650	-	-	-	-	-	-	3,650
	2018	1,000	-	-	-	-	-	-	1,000

Arnulfo Saucedo-Bardan	2020	60,000	-	-	-	-	-	-	60,000
Former Director	2019	-	-	-	-	-	-	-
	2018	1,400	-	-	-	-	-	-	1,400

Montse Zaman	2020	60,000							60,000
COO, Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Mike Zaman	2020	240,000	-	-	-	-	-	-	240,000
CEO, Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Vinoth Sambandam	2020	21,756	-	21,756	-	-	-	-	43,512
CTO	2019	25,008		25,008					50,016
	2018	25,008	-	25,008	-	-	-	-	50,016

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2020, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports

Montse Zaman	Officer, Director	Yes

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

There were 12,901,753 shares of the Company' common stock issued and outstanding on December 31, 2020. There are 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding at December 31, 2020. No other Preferred Shares are outstanding at December 31, 2020. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

_______________

(1)	Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Montse Zaman (1)	10,012,057	85.08%
11226 Pentland Downs Street
Las Vegas, NV 89141

Kenneth Cornell Bosket (1)	21,022	0%
1453 Flintrock Road
Henderson, Nevada 89014

Mike Zaman (1)	7,476	0%
11226 Pentland Downs Street
Las Vegas, NV 89141

Vinoth Sambandam (1)	410,740	0%
L41A Bharathy Thasan Colony
KK Nagar, Chennai, 600 078 India

All directors and officers as a group	10,435,317	88.6%

_______________

(1)	Denotes officer or director.

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

Item 13: Certain Relationships and Related Transactions

As in 2019, in 2020 the Company was provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

During the period ending December 31, 2020, the Company issued 96,315 shares Common stock for the settlement of $204,933 debt from related parties.

As of December 31, 2020, the Company had a payable of $17,256 to Vinoth Sambandam, an officer of the Company. The amounts due are for services performed.

As of December 31, 2020, the Company had a remaining note payable balance to Montse Zaman for $1,000. The payable is unsecured, and due on demand.

As of December 31, 2020, the Company had a remaining note payable balance to Willy A Saint-Hilaire for $19,813. The payable is unsecured with a maturity date of September 28, 2021. Two monthly payments of $1,931 were paid during the period ending December 31, 2020 with a remaining 10 payments due.

As of December 31, 2020, the Company had a payable of $76,640 to Montse Zaman, an officer of the Company, for services performed.

As of December 31, 2001, the Company had a payable of $240,000 to Mike Zaman, an officer of the Company, for services performed.

As of December 31, 2020, the Company had a payable of $52,350 to Kenneth Cornell Boskett, an officer of the Company, for services performed.

As of December 31, 2020, the Company had a payable of $58,000 to Arnulfo Saucedo Bardan, an officer of the Company, for services performed.

Item 14: Principal Accounting Fees and Services

On December 19, 2018, the Company engaged M&K CPAS PLLC as the Company’s independent registered accounting firm commencing with the quarter ending March 31, 2018 through and including the fiscal year ending December 31, 2020.

	2020	2019
Audit fees	$16,700	$14,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 16, 2021.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2021.

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Montse Zaman	Director, Chief Operating Officer
Montse Zaman

/s/ Kenneth Cornell Bosket	Director, Chief Financial Officer (Principal
Kenneth Cornell Bosket	Financial Officer), Principal Accounting Officer

