Form 10-Q
period 2021-03-31
Crown Equity Holdings, Inc.
filed 2021-05-06
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the number of shares outstanding of the registrant’s class of common stock was 12,918,293.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Crown Equity Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	Dec 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$4,355	$3,047
Brokerage Account	138,200	180,587
Total Current Assets	142,555	183,634
Property and Equipment, net	13,677	15,505
Total Assets	$156,232	$199,139

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$138,821	$137,793
Accounts payable and accrued expenses to related party	532,290	444,246
Deferred revenue related party	7,083	11,333
Convertible notes payable to related parties, net of debt discount	6,066	5,508
Notes payable to related party	9,333
Current Portion of long-term debt	22,472	29,010
Total Current Liabilities	$716,065	$627,890

Non-Current liabilities
Long-term debt	17,114	15,045
Total Liabilities	$733,179	$642,935

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 12,914,543 and 12,901,753 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	12,914	12,902
Stock Payable	3,750	3,000
Additional paid-in capital	12,525,894	12,506,375
Accumulated deficit	(13,119,506)	(12,966,074)
Total stockholders’ deficit	(576,947)	(443,796)
Total liabilities and stockholders’ deficit	$156,232	$199,139

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$2,905	$577
Revenue – related party	3,825	-
Total Revenue	6,730	577

Operating expenses
General and Administrative	137,236	43,395
Depreciation	1,828	8,033
Total Operating Expenses	139,064	51,428
Net Operating Income (Loss)	(132,334)	(50,851)

Other (expense)
Interest expense	(942)	(3,700)
Loss on Stock Held	(12,053)	-
Loss on AP Settlement – related party	-	(426,987)
Investment expense	(751)	-
Debt discount amortization	(7,352)	-
Total other (expense)	(21,098)	(430,687)
Net (loss)	$(153,432)	$(481,538)

Net (loss) per common share – basic and diluted	$(0.01)	$(0.04)
Weighted average number of common shares outstanding - basic and diluted	12,910,238	12,006,830

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2020	1,000	$1	12,901,753	$12,902	3,000	$12,506,375	$(12,966,074)	$(443,796)
Common Stock Subscribed for services – Third Party	-	-	1,286	1	750	2,249	-	3,000
Warrant Subscriptions	-	-	-	-	-	25	-	25
Settlement of AP	-	-	11,504	11	-	17,245	-	17,256
Net loss	-	-					(153,432)	(153,432)
Balances at March 31, 2021	1,000	$1	12,914,543	$12,914	3,750	$12,525,894	$(13,119,506)	$(576,947)

For the Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2019	1,000	$1	11,766,766	$11,766	$43,764	$11,418,103	$(11,792,059)	$(318,425)
Common stock issued for cash	-	-	40,000	$40	$-	$19,960	$-	$20,000
Common Stock Subscribed for services – related party	-	-	148,419	$148	$(42,264)	$49,868	$-	$7,752
Settlement of AP – related party	-	-	204,933	$205	$-	$63,819	$-	$64,024
Warrant Subscriptions	-	-	-	$-	$-	$75	$-	$75
Loss on AP Settlement – related party	-	-	-	$-	$-	$426,987	$-	$426,987
Forgiveness of AP by CEO	-	-	-	$-	$-	$7,200	$-	$7,200
Net loss	-	-	-	-	-	-	(481,538)	(481,538)
Balances at March 31, 2020	1,000	$1	12,160,118	$12,159	$1,500	$11,986,012	$(12,273,597)	$(273,925)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(153,432)	$(481,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	7,752
Common stock issued for debt conversion	-	-
Depreciation	1,828	8,033
Loss on investment	751	-
Loss on marketable securities	12,053	426,987
Amortization of beneficial conversion feature	7,352	-
Changes in operating assets and liabilities:
Marketable securities or brokerage account	29,583	-
Deferred revenue – related party	(4,250)	-
Accounts payable and accrued expenses – related party	88,044	(57,772)
Accounts payable and accrued expenses	18,284	79,797
Net cash (used in) operating activities	213	(16,741)

Cash used in investing activities
Cash paid to brokerage account	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(6,794)	(760)
Borrowings from convertible notes payable, related party	9,333	5,000
Proceeds from Sale of Stock	-	20,000
Principal payments on debt	(4,469)	(5,311)
Warrant Subscriptions	25	75
Shares subscribed for cash	3,000	-
Net cash provided by financing activities	1,095	19,004

Net increase (decrease) in cash	1,308	2,263
Cash, beginning of period	3,047	997
Cash, end of period	$4,355	$3,260

Supplemental disclosure of cash flow information
Interest paid	$942	$3,700
Income taxes paid	-	-

Non-Cash Transactions
Forgiveness of AP by CEO	$-	$7,200
Convertible debt for payment of AP	$-	$17,633
RP-AP Converted into common stock	$17,256	$64,024
Shares issued for stock payable	$2,250	$43,764

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

	Three Months Ended Mar 31, 2021			Three Months Ended March 31, 2020
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$3,825	$3,825	$-	$-	$-
Click Based and Impressions Ads	-	-	-	222	-	222
Domain Registrations	-	-	-	-	-	-
Publishing and Distribution	2,905	-	2,905	355	-	355
Server	-	-	-	-	-	-
	$2,905	$3,825	$6,730	$577	$-	$577

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

	Mar 31,	Mar 31
	2021	2020

Deferred Revenue	$7,083	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2021 and December 31, 2020.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the period ending March 31, 2021, 57% of the Company’s revenues were from press releases, article publishing and distribution by the Company and 43% of the Company’s revenues being received through advertisements, which 100% of the advertisement revenue was received through a related party by the Company.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2021 and 2020: Compensation expense, auto, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2021 or 2020.

Basic and Diluted Net (Loss) per Share

	Three Months Mar 31, 2021	Three Months Mar 31, 2020
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(153,432)	$(481,538)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(153,432)	$(481,538)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	12,910,238	12,006,830

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended March 31, 2021 and 2020. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2021 is 21,400,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of March 31, 2021, and December 31, 2020, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of March 31, 2021 and December 31, 2020:

	Mar 31, 2021	Dec 31, 2020
Net operating loss	$692,385	$1,174,015
Valuation allowance	(692,385)	(1,174,015)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended March 31, 2021 and December 31, 2020.

Advertising Cost

The Company spent $0 for advertisement for the periods ended March 31, 2021 and 2020.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $13,119,506 since its inception and had a working capital deficit of $573,510 negative cash flows from operations and limited business operations as of March 31, 2021. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at March 31, 2021 and December 31, 2020:

	Mar 31, 2021	Dec 31, 2020
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(94,945)	(93,117)
Property and Equipment, net	$13,677	$15,505

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $1,828, and $8,033 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4 – BROKERAGE ACCOUNT

As of March 31, 2021, the market value of the Company’s account portfolio was $138,200. During the period ending March 31, 2021, $59,583 was transferred from the brokerage account to operating account. The opening value of the account was $180,587, resulting in losses in portfolio investment as follows:

Net loss on investment in securities account for the three months ended March 31, 2021	$12,053
Less – Net gain and losses recognized during 2021 on equity securities sold during the period	$0
Unrealized losses recognized during 2021 on equities securities still held at March 31, 2021	$12,053

NOTE 5 – FINANCE LEASES

During 2019 and 2020, the Company borrowed an aggregate $7,357 and $9,985 under the following third-party and related party finance lease transactions:

A $9,985 note from a third party for the lease of fixed assets, bearing interest at 22%, amortized over 24 months with a payments of $498 in additional to a $22 management fee for a total monthly payment of $520. The lease has a bargain purchase option of $1 at the end of the lease term.

A $6,168 note from a third party for the purchase of fixed assets, bearing interest at 16.60% amortized over 36 months with payments of $219.

A $1,188 note from a third party for the purchase of fixed assets, bearing interest at 16.60%, amortized over 36 months with payments of $42.

The following is a schedule of the net book value of the finance lease.

Assets	March 31, 2021
Leased equipment under finance lease,	$108,622
less accumulated amortization	(94,945)
Net	$13,677

Liabilities	Mar 31, 2021
Obligations under finance lease (current)	$22,472
Obligations under finance lease (noncurrent)	13,114
Total	$35,586

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$13,677
Liability balance	35,586
Cash flow (operating)	-
Cash flow (financing)	-
Interest expense	$942

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2021	21,922
2022	14,990
2023	2,869
Thereafter	-
Total	39,781
Less: Imputed Interest	(4,195)
Total Liability	35,586

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	2.01 years	17%

Based on average interest rate of 17%, average term remaining (months) 21.5 Average term remain (years) 2.01

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of March 31, 2021, and December 31, 2020, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Mar 31,
Name	Note Date	Date	Rate	Rate	2021

Related Party Convertible Notes Payable:
Montse Zaman	03/25/2020	03/25/2021	12%	$-	-
Montse Zaman	04/28/2020	04/28/2021	12%	$-	-
Montse Zaman	05/22/2020	05/22/2021	12%	$-	-
Willy A Saint-Hilaire	09/29/2020	09/29/2021		-	13,418
Total Convertible Related Party Notes Payable					13,418
Less: Debt Discount					7,352
Convertible Notes Payable, net of Discount - Related Party					6,066

Third Party Convertible Notes Payable:
Willy A. Saint-Hilaire	02/27/2020	02/27/2021	12%	$-	-
Willy A. Saint-Hilaire	03/08/2020	03/08/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Total Convertible Third Party Notes Payable					-
Less: Debt Discount					-
Convertible Notes Payable, net of Discount -
Third Party					-

Related Party Non-Convertible Notes Payable:
Willy A Saint-Hilaire	03/12/2021	03/12/2022	16%		9,333
Total Related Party Non-Convertible Notes Payable					9,333

Third Party Non-Convertible Notes Payable:
Small Business Administration – EIDL	04/30/2020	04/30/2050	3.75%		$4,000
Total Third Party Non-Convertible Notes Payable					4,000

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

Mike Zaman

As of December 31, 2019, the Company owed Mike Zaman a total of $760 and remaining accrued interest of $3,503. The balance of $760 was paid on January 13, 2020 and the remaining accrued interest of $3,503 were not converted as of March 31, 2021.

Montse Zaman

On March 27, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $5,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. During the period ending December 31,2020, the Company made principal payments of $1,000, $3,000 and $1,000. As of March 31, 2021, the balance on this note was $0.

On April 28, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $4,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. During the period ending December 31, 2020, the Company made principal payments of $2,00 and $2,000. As of March 31, 2021, the balance on this note was $0.

On May 22, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $1,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. The Company made payments of $700 and $800 on May 22, 2020 and July 31, 2020 respectively. As of March 31, 2021, the balance on this note was $0.

Willy Ariel Saint-Hilaire

On February 27, 2020, the Company entered into a promissory note with Willy Ariel Saint-Hilaire in the amount of $14,500. The note carries interest at 12% per annum. On July 31, 2020, the principal balance of $14,500 and accrued interest of $744 for a total of $15,244 were converted into 30,488 common shares at a conversion rate of $0.50 per share.

On March 8, 2020, the Company entered into a promissory note with Willy Ariel Saint--Hilaire in the amount of $1,581. The note carry interest at 12% per annum. On July 31, 2020, the principal balance of $1,581 and accrued interest of $75 for a total of 1,656 were converted into 3,312 common shares at a conversion rate of $.50 per share.

On March 24, 2020, the Company entered into promissory notes with Willy Ariel Saint-Hilaire in the amounts of $500, $400, and $652. The notes carry interest at 12% per annum. On July 31, 2020, the principal balance of $500, $400, $652 and accrued interest of $21, $17, $2 respectively for a total of $1,592 were converted into 3,184 common shares at a conversion rate of $0.50 per share.

On September 20, 2020, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $23,175 payable in 12 equal monthly installments of $1,931.25. As original issuance discount for the note, the Company issued Common Stock for a total of 23,175 shares. The fair market value of the shares were in excess of the note and the company recorded a debt discount of $23,175.

On March 12, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $9,332 at 16% interest, payable in 12 equal month principal installments of $778.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobile lease payments.

The Company agreed to pay the automobile lease of $395 a month, on a month to month basis and can be cancelled at any time but expects to continue lease payments for the full 2021 year.

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

On May 8, 2020 Brian D Colvin was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

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

On May 29, 2020 Ybelka-Saint Hilaire was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

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

On September 25, 2020, Seyed M Javad was issued a warrant at a price of $0.000025 per share ($5.00 total) to purchase 200,000 shares of common stock at the exercise price of $0.60 per share.

On October 6, 2020, Nasrin Montazer was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On October 13, 2020, Jagjit Dhaliwal was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On January 3, 2021, Marjan Tina Suwarno & Reno Suwarno were issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

Summary of Warrants Issued:

Issue Date	Issued To	Shares	Exercise price per share	Warrant price per share	Total Paid for Warrants
02/13/2020	Munti Consulting LLC	1,000,000	$.060	$0.000025	$25.00
03/13/2020	BBCKQK Trust Kevin Wiltz	1,000,000	$0.60	$0.000025	$25.00
04/01/2020	Addicted 2 Marketing LLC	100,000	$0.60	$0.000025	$2.50
05/07/2020	Arnold F Sock	500,000	$0.60	$0.000025	$12.50
05/07/2020	Rudy Chacon	200,000	$0.60	$0.000025	$5.00
05/07/2020	Sadegh Salmassi	200,000	$0.60	$0.000025	$5.00
05/08/2020	Glen J Rineer	200,000	$0.60	$0.000025	$5.00
05/08/2020	Barry Cohen	200,000	$0.60	$0.000025	$5.00
05/13/2020	Steven A Fishman	200,000	$0.60	$0.000025	$5.00
05/13/2020	Wendell & Sharon Piper	200,000	$0.60	$0.000025	$5.00
05/27/2020	James Bobrik	200,000	$0.60	$0.000025	$5.00
05/28/2020	Richard R Shehane	200,000	$0.60	$0.000025	$5.00
06/03/2020	Jeffery Connell	100,000	$0.60	$0.000025	$2.50
06/08/2020	Hassan M Oji	300,000	$0.60	$0.000025	$7.50
06/09/2020	Kim Smith	500,000	$0.60	$0.000025	$12.50
06/12/2020	Violet Gewerter	500,000	$0.60	$0.000025	$12.50
06/16/2020	Roy S Worbets	200,000	$0.60	$0.000025	$5.00
06/30/2020	Chris Knudsen	200,000	$0.60	$0.000025	$5.00
07/01/2020	Donald Kitt	200,000	$0.60	$0.000025	$5.00
08/13/2020	Monireh Sepahpour	500,000	$0.60	$0.000025	$12.50
08/18/2020	Monica Shayestehpour	1,000,000	$0.60	$0.000025	$25.00
09/02/2020	Hongsing Phou	200,000	$0.60	$0.000025	$5.00
09/08/2020	Pejham Khial	500,000	$0.60	$0.000025	$12.50
09/15/2020	Salvatore Marasa	200,000	$0.60	$0.000025	$5.00
09/21/2020	Richard W LeAndro	500,000	$0.60	$0.000025	$12.50
09/21/2020	Richard W LeAndro Jr	500,000	$0.60	$0.000025	$12.50
09/25/2020	Seyed M Javad	200,000	$0.60	$0.000025	$5.00
10/06/2020	Nasrin Montazer	500,000	$0.60	$0.000025	$12.50
10/13/2020	Jagit Dhaliwal	1,000,000	$0.60	$0.000025	$25.00
01/03/2021	Marjan Tina Suwarno & Reno Suwarno	1,000,000	$0.60	$0.000025	$25.00
	Total:	12,300,000			$307.50
Related Party:
03/13/2020	Willy A Saint-Hilaire	1,000,000	$0.60	$0.000025	$25.00
04/28/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
05/01/2020	Mike Zaman	1,000,000	$0.60	$0.000025	$25.00
05/01/2020	Montse Zaman	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Malcolm Ziman	200,000	$0.60	$0.000025	$5.00
05/08/2020	Brett Matus	200,000	$0.60	$0.000025	$5.00
05/11/2020	Mohammad Sadrolashrafi	500,000	$0.60	$0.000025	$12.50
05/04/2020	Arnulfo Saucedo-Bardan	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Brian D Colvin	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Jacob Colvin	200,000	$0.60	$0.000025	$5.00
05/19/2020	Joan R Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/19/2020	Marvin A Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/20/2020	Willy Rafael Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
05/29/2020	Ybelka Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
06/09/2020	Kenneth Cornell Bosket	1,000,000	$0.60	$0.000025	$25.00
06/19/2020	Elvis E Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
07/01/2020	Theresa Kitt	200,000	$0.60	$0.000025	$5.00
07/10/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
	Total Related Party:	9,100,000			$227.50

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

On May 8, 2020 Brian D Colvin was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

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

On September 1, 2020, the Company entered into a Services Agreement with American Video Teleconferencing Corp (AVOT) to provide advertising, branding and marketing solutions. The Company was compensated $17,000 for services to be rendered for a period of 12 months. Total compensation of $17,000 was converted to 17,000,000 million shares of AVOT restricted common stock The Company recognized $3,825 in revenue for the three month period ended March 31, 2021. There is remaining $7,083 in deferred revenue as of March 31, 2021.

On September 29, 2020, the Company entered into a Promissory Note Agreement with Willy A Saint-Hilaire for $23,175. As original issuance discount for the note, the Company issued Common Stock for a total of 23,175 shares. The fair market value of the shares were in excess of the note and the company recorded a debt discount of $23,175.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the three months ended March 31, 2021, total convertible notes from related parties was $22,751. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

The Company entered into an agreement, effective January 1, 2020, to pay Mike Zaman $20,000 per month for managerial services.

The Company entered into an agreement, effective January 1, 2020, to pay Kenneth Bosket $5,000 per month for administrative services.

The Company entered into an agreement, effective January 1, 2020, to pay Montse Zaman $5,000 per month for administrative services.

As of March 31, 2021, the Company has a balance of $532,290 of accounts and accrued expenses payable with related parties.

NOTE 9 – STOCK HOLDERS’ DEFICIT

Common Stock

During the three months ending March 31, 2021, the Company issued the following:

•	1,286 shares issued to third parties for services rendered.
•	11,504 shares issued to Vinoth Sambandan for settlement of debt.

On February 13, 2020, the Company granted non-qualified stock warrants purchasing up to 1,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S1 registration filing of which date is yet to be determined.

On March 13, 2020, the Company granted non-qualified stock warrants purchasing up to 2,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S1 registration filing.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of March 31, 2021.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of March 31,2021, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2021.

The Company's deferred tax assets consisted of the following as of March 31, 2021 and December 31, 2020:

	2021	2020
Net operating loss	$692,385	$661,701
Valuation allowance	(692,385)	(661,701)
Net deferred tax asset	$-	$-

As of March 31, 2021, and December 31, 2020, the Company's accumulated net operating loss carry forward was approximately $3,304,389 and $3,150,957 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

On April 5, 2021, the Company issued 3,750 shares of common stock to Luisa Damgaard for services rendered.

On April 6, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $2,500 at an interest rate of 12% due within 12 months of the loan date.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,518.20 at an interest rate of 12% due within 12 months of the loan date.

On April 12, 2021, the Company received from the Securities and Exchange Commission its Notice of Effectiveness date of April 21, 2021, 4:30 PM in reference to its S-1 registration filing of 10,000,000 units at $5.00 per unit on March 29, 2021.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%, due within 12 months of the loan date.

On April 22, 2021, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500.00 at an interest rate of 12%, due within 12 months of the loan date.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $2,750.00 at an interest rate of 15.15%, due within 12 months of the loan date.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $750.00 at an interest rate of 15.15% due within 12 months of the loan date.

Management has evaluated subsequent events as of the date of the Financial Statements and has determined that all events are disclosed herein.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

As of March 31, 2021 Crown Equity has 4 employees and was utilizing the services of three independent contractors and the following seven officers, Mike Zaman, Kenneth Bosket, Montse Zaman, Malcolm Ziman, Mohammad Sadrolashrafi, Vinoth Sambandam and Shahram Khial.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 Compared to the Three months ended March 31, 2020

For the three months ended March 31, 2021, revenues were $6,730 of which $3,825 was from related parties, and $577 for the same period in 2020.

Revenues for the three months ended March 31, 2021 was higher primarily due increase in advertising and publishing revenue recognized for the period.

Operating expenses were $139,064 for the three months ended March 31, 2021 and $51,428 for the same period in 2020. Increase in operating expenses was primarily due to increase of $105,000 in quarterly officer compensation.

Other expenses for the three-month period ended March 31, 2021 were $21,098 and $430,687 for the same quarter in 2020. The decrease in other expenses was primarily due to loss of shares issued to settle accounts payable recognized for the first quarter in the prior year.

Interest expense for the three months ended March 31, 2021 and 2020 was $942 and $3,700, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, Crown Equity had current assets of $142,555 and current liabilities of $716,065 resulting in working capital deficit of $573,510. Net cash used by operating activities for the three months ended March 31, 2021 was $187 compared to net cash used of $19,004 for the same period in 2020.

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Net cash provided by financing activities during the three months ended March 31, 2021 was $1,095 compared to net cash provided of $19,004 for the same period in 2020. For the three months ended March 31, 2021, we borrowed $9,333 from related parties.

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

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2020.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021, Crown Equity issued 12,790 shares for services and settlement of debt..

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

CROWN EQUITY HOLDINGS INC.

Date: May 6, 2021	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

