Form 10-Q
period 2021-06-30
Crown Equity Holdings, Inc.
filed 2021-08-11
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the number of shares outstanding of the registrant's class of common stock was 12,918,642.

PART I. FINANCIAL INFORMATION

DEFINITIONS

In this Quarterly Report on Form 10-Q, the words "Crown Equity", the "Company", the "Registrant", "we", "our", "ours" and "us" refer to Crown Equity Holdings, Inc.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "seek," "estimate," "predict," "potential," "pursue," "target," "continue," the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company's actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

Crown Equity Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	Dec 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$2,862	$3,047
Brokerage account	170,832	180,587
Total Current Assets	173,694	183,634
Property and equipment, net	11,849	15,505
Total Assets	$185,543	$199,139

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$138,168	$137,793
Accounts payable and accrued expenses to related party	636,590	444,246
Convertible notes payable to related parties, net of discount	28,254	11,333
Notes payable related parties, net of discount	7,844	5,508
Finance lease obligation, current	23,397	29,010
Deferred revenue	2,833	-
Total Current Liabilities	$837,086	$627,890

Non-Current liabilities
Long-term debt	8,589	15,045
Total Liabilities	$845,675	$642,935

Stockholders' deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 12,918,642 and 12,901,753 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12,918	12,902
Stock payable	-	3,000
Additional paid-in capital	12,530,390	12,506,375
Accumulated deficit	(13,203,441)	(12,966,074)
Total stockholders' deficit	(660,132)	(443,796)
Total liabilities and stockholders' deficit	$185,543	$199,139

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$1,345	$500	$4,250	$1,077
Revenue – related party	4,250	-	8,075	-
Total Revenue	5,595	500	12,325	1,077

Operating expenses
Depreciation	1,828	8,034	3,656	16,067
General and Administrative	123,523	313,035	260,759	356,430
Total Operating Expenses	125,351	321,069	264,415	372,497
Net Operating Income (Loss)	(119,756)	(320,569)	(252,090)	(371,420)

Other (expense)
Interest expense	(2,308)	(3,007)	(3,250)	(6,707)
Gain on Forgiveness of EIDL Advance	4,101	-	4,101	-
Debt Discount Amortization	(3,572)	-	(10,924)	-
Gain (Loss) on Stocks Held	37,601	-	25,548	-
Other Income (Expense)	(1)	-	(752)	-
Loss on AP Settlement – related party	-	(115,347)	-	(542,334
Total other expense	35,821	(118,354)	14,723	(549,041)
Net (loss)	$(83,935)	$(438,923)	$(237,367)	$(920,461)

Net (loss) per common share – basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.08)
Weighted average number of common shares outstanding - basic and diluted	12,918,229	12,192,294	12,914,206	12,099,562

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

For the Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit

Balances at March 31, 2021	1,000	$1	12,914,543	$12,914	$3,750	$12,525,894	$(13,119,506)	$(576,947)
Common Stock Issued for services	-	-	4,099	$4	$(3,750)	$4,496	$-	$750
Net loss	-	-	-	-	-	-	(83,935)	(83,935)
Balances at June 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,203,441)	$(660,132)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2020	1,000	$1	12,901,753	$12,902	$3,000	$12,506,375	$(12,966,074)	$(443,796)
Common Stock Issued for Common Stock Payable	-	-	1,286	$1	$750	$2,249	$-	$3,000
Settlement of AP for Common Stock	-	-	11,504	$11	$-	$17,245	$-	$17,256
Common Stock Issued for services	-	-	4,099	$4	$(3,750)	$4,496	$-	$750
Warrant Subscription	-	-	-	$-	$-	$25	$-	$25
Net loss	-	-	-	-	-	-	(237,367)	(237,367)
Balances at June 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,203,441)	$(660,132)

For the Three Months Ended June 30, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at March 31, 2020	1,000	$1	12,160,118	$12,159	$1,500	$11,986,012	$(12,273,597)	$(273,925)
Common Stock issued for cash	-	-	20,000	$20	$-	$9,980	$-	$10,000
Common Stock for services – Third Party	-	-	4,500	$4	$(1,500)	$4,496	-	$3,000
Common Stock for services – Related Party	-	-	6,252	$6	$-	$6,246	$-	$6,252
Settlement of board member compensation	-	-	160,000	$160	$-	$79,840	$-	$80,000
Settlement of AP – Third Party	-	-	74,000	$74	$-	$36,926	$-	$37,000
Warrant Subscriptions	-	-	-	$-	$-	$285	$-	$285
Loss on AP Settlement – Third Party	-	-	-	$-	$-	$117,000	$-	$117,000
Net loss	-	-	-	-	-	-	(438,923)	(438,923)
Balances at June 30, 2020	1,000	$1	12,424,870	$12,423	$-	$12,240,785	$(12,712,520)	$(459,311)

For the Six Months Ended June 30, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2019	1,000	$1	11,766,766	$11,766	$43,764	$11,418,103	$(11,792,059)	$(318,425)
Common Stock issued for cash	-	-	60,000	$60	$-	$29,940	$-	$30,000
Common Stock for services – Third Party	-	-	4,500	4	$(1,500)	$4,496	-	$3,000
Common Stock for services – related party	-	-	154,671	$154	$(42,264)	$56,114	$-	$14,004
Officer Compensation	-	-	160,000	$160	$-	$79,840	$-	$80,000
Settlement of AP – Third Party	-	-	74,000	$74	$-	$36,926	$-	$37,000
Settlement of AP – Related Party	-	-	204,933	$205	$-	$63,819	$-	$64,024
Warrant Subscriptions	-	-	-	$-	$-	$360	$-	$360
Loss on AP Settlement – Third Party	-	-	-	$-	$-	$117,000	$-	$117,000
Loss on AP Settlement – Related Party	-	-	-	$-	$-	$426,987	$-	$426,987
Forgiveness of AP by CEO	-	-	-	$-	$-	$7,200	$-	$7,200
Net loss	-	-	-	-	-	-	(920,461)	(920,461)
Balances at June 30, 2020	1,000	$1	12,424,870	$12,423	$-	$12,240,785	$(12,712,520)	$(459,311)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(237,367)	$(920,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment	752	-
Common stock issued for Settlement of Board Member Compensation	-	80,000
Depreciation	3,656	16,067
Gain on marketable securities	(25,548)	-
Loss on AP Settlement	-	543,987
Debt Discount Amortization	10,924	-
Gain on Forgiveness of Debt	(4,101)	-
Changes in operating assets and liabilities:
Cash Transfer	34,551	-
Other Current Assets	-	-
Deferred revenue	(8,500)	-
Accounts payable and accrued expenses – related party	192,344	75,033
Accounts payable and accrued expenses	17,732	158,480
Net cash (used in) operating activities	(15,557)	(29,891)

Cash used in investing activities	-	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(6,794)	(1,460)
Borrowings on loan payable related party	9,333	-
Borrowings from convertible notes payable, related party	18,616	10,500
Proceeds from Sale of Stock	-	30,000
Proceeds from EIDL loan	-	4,000
Principal payments on debt	(9,558)	(9,471)
Shares subscribed for cash	3,750	-
Warrant Subscriptions	25	360
Net cash provided by financing activities	15,372	33,929

Net increase (decrease) in cash	(185)	4,038
Cash, beginning of period	3,047	997
Cash, end of period	$2,862	$5,035

Supplemental disclosure of cash flow information
Interest paid	$6,707	$6,707
Income taxes paid	-	-

Non-Cash Transactions
Forgiveness of AP by CEO	$-	$7,200
Convertible debt for payment of AP	-	17,633
RP-AP Converted into common stock	-	64,024
AP Converted into common stock – Third Party	17,256	37,000
Shares issued for stock payable	6,750	43,764

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

On January 27, 2020, the Company re-acquired from American Video Teleconferencing Corp. (AVOT) the online business iB2BGlobal.com, since it had not received the shares promised during the original sale.

Basis of Preparation

The accompanying financial statements include the financial information of Crown Equity Holdings Inc. ("Crown Equity", the "Company") have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the "SEC"). The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Adoption of New Accounting Standard

In February 2016, the FASB issued ASU 2016-02 "Leases", which is codified in ASC 842 "Leases" and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted the provisions on January 1, 2019, including interim periods subsequent to the date of adoption. Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. Since all the leases were finance leases, there was no effect on the financial statements when ASC 842 was adopted.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current US GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, although early adoption is permitted. The Company adopted the standard effective January 1, 2019, and found the adoption did not have a material effect on our financial statements.

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

Contract with our customers may be oral, written, or implied. A written and signed invoice stating the terms and conditions is the Company' preferred method. The terms of a written contract may be contained within the body of an invoice or in an email. No work is commenced without an understanding between the Company and our client that a valid contract exists.

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

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses digital marketing that includes digital advertising, SEO management and digital ad support. We provide whether presenting a vibrant but simple message about our clients that will enlighten their audience or deploying an influential digital marketing campaign on our online site or across one or multiple social media platforms. Revenue is recognized when ads are run on Company's advertising platform.

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

	Six Months Ended Jun 30, 2021			Six Months Ended Jun 30, 2020
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$7,650	$7,650	$-	$-	$-
Click Based and Impressions Ads	115	-	115	222	-	222
Domain Registrations	-	-	-	-	-	-
Publishing and Distribution	4,560	-	4,560	855	-	855
Server	-	-	-	-	-	-
	$4,675	$7,650	$12,325	$1,077	$-	$1,077

Revenue is based on providing through the Company's server services, Managed Information Technology, 24/7 support, which includes designing, developing, testing, maintaining functionality, infrastructure monitoring, managing, and hosting, combined with revenue received from the display of click based and impressions ads located on the Company's websites, domain name registration, publishing and distribution of news and press releases.

	Jun 30,	Jun 30,
	2021	2020

Deferred Revenue	$2,833	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2021 and December 31, 2020.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the six month period ending June 30, 2021, 37% of the Company's revenues were from press releases and article publishing services, with 62% of the Company's revenues received through advertisements, which 100% of the advertisement revenue received, were through a related party of the Company, and 1% of the revenue were received from the display of click based and impressions ads on the company's online Site.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2021 and 2020: Compensation expense, auto, travel and entertainment, legal and accounting, utilities, websites, office expenses, depreciation and other administrative related expenses.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity, or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

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

Basic and Diluted Net (Loss) per Share

	Six Months Jun 30, 2021	Six Months Jun 30, 2020
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(237,367)	$(920,461)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(237,367)	$(920,461)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	12,914,206	12,099,562

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended June 30, 2021, and 2020. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2021, is 21,401,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company's statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of June 30, 2021, and December 31, 2020, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company's deferred tax assets consisted of the following as of June 30, 2021 and December 31, 2020:

	Jun 30, 2021	Dec 31, 2020
Net operating loss	$709,254	$661,701
Valuation allowance	(709,254)	(661,701)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended June 30, 2021 and December 31, 2020.

Advertising Cost

The Company spent $0 for advertisement for the periods ended June 30, 2021 and 2020.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $13,203,441 since its inception and had a working capital deficit of $663,392, negative cash flows from operations and limited business operations as of June 30, 2021. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company's policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following on June 30, 2021 and December 31, 2020:

	Jun 30, 2021	Dec 31, 2020
Computers – 3 year estimated useful life	$108,622	108,622
Less – Accumulated Depreciation	(96,773)	(93,117)
Property and Equipment, net	$11,849	15,505

Depreciation has been provided over each asset's estimated useful life. Depreciation expense was $3,656, and $16,067 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4 – BROKERAGE ACCOUNT

As of June 30, 2021, the market value of the Company's account portfolio was $170,832. During the period ending June 30, 2021, $34,551 was transferred from the brokerage account to operating account. The opening value of the account was $138,169, resulting in losses in portfolio investment as follows:

Net loss on investment in securities account for the six months ended June 30, 2021	$752
Less – Net gain and losses recognized during 2021 on equity securities sold during the period	$25,548
Unrealized losses recognized during 2021 on equities securities still held at June 30, 2021	$24,796

NOTE 5 – FINANCE LEASES

During 2019 and 2020, the Company borrowed an aggregate $9,985 and $7,357 under the following third-party and related party finance lease transactions:

☐

A $9,985 note from a third party for the lease of fixed assets, bearing interest at 22%, amortized over 24 months with a payment of $498 in additional to a $22 management fee for a total monthly payment of $520. The lease has a bargain purchase option of $1 at the end of the lease term.

The following is a schedule of the net book value of the finance lease.

Assets	Jun 30, 2021
Leased equipment under finance lease,	$108,622
less accumulated amortization	(96,773)
Net	$11,849

Liabilities	Jun 30, 2021
Obligations under finance lease (current)	$23,397
Obligations under finance lease (noncurrent)	8,589
Total	$31,986

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$11,849
Liability balance	31,986
Cash flow (operating)	-
Cash flow (financing)	-
Interest expense	$1,615

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2021	18,275
2022	14,990
2023	2,916
Thereafter	-
Total	36,181
Less: Imputed Interest	(4,195)
Total Liability	31,986

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	1.76 years	16%

Based on average interest rate of 16%, average term remaining (months) 21.19 Average term remain (years) 1.76.

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of June 30, 2021, and December 31, 2020, the Company had unamortized discount of $3,882 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Jun 30,
Name	Note Date	Date	Rate	Rate	2021

Related Party Convertible Notes Payable:
Montse Zaman	03/25/2020	03/25/2021	12%	$-	-
Montse Zaman	04/28/2020	04/28/2021	12%	$-	-
Montse Zaman	05/22/2020	05/22/2021	12%	$-	-
Willy A Saint-Hilaire	09/29/2020	09/29/2021		-	12,728
Willy A Saint-Hilaire	04/06/2021	04/06/2022	12%	$-	2,500
Willy A Saint-Hilaire	04/16/2021	04/16/2022	12%	$-	1,518
Willy A Saint-Hilaire	04/21/2021	04/21/2021	12%	$-	1,110
Shahram Khial	04/22/2021	04/22/2021	12%	$-	3,500
Willy A Saint-Hilaire	04/30/2021	03/25/2021	15.15%	$-	2,750
Willy A Saint-Hilaire	05/04/2021	03/25/2021	15.15%	$-	750
Willy A Saint-Hilaire	05/21/2021	03/25/2021	0%	$-	7,280
Total Convertible Related Party Notes Payable					32,136
Less: Debt Discount					(3,882)
Convertible Notes Payable, net of Discount - Related Party					28,254

Third Party Convertible Notes Payable:
Willy A. Saint-Hilaire	02/27/2020	02/27/2021	12%	$-	-
Willy A. Saint-Hilaire	03/08/2020	03/08/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Total Convertible Third Party Notes Payable				-	-
Less: Debt Discount				-	-
Convertible Notes Payable, net of Discount -
Third Party					-
Notes Payable related party	03/12/2021		16%		$7,844
Third Party Non-Convertible Notes Payable:
Small Business Administration – EIDL	04/30/2020	04/30/2050	3.75%		$-
Total Third Party Non-Convertible Notes Payable					-

In April 2020, Crown Equity Holdings executed the standard loan documents required for securing a loan (the "EIDL Advance Loan") from the SBA under its Economic Injury Disaster Loan ("EIDL Advance") was for assistance program considering the impact of the COVID-19 pandemic on the Company's business.

The US Business Administration granted Company the $4,000 EIDL Advance forgivable loan for the purpose of working capital and normal operating expenses. During this period, the Company recognized a gain of $4,101 for the principal and interest of the loan.

Mike Zaman

As of December 31, 2019, the Company owed Mike Zaman a total of $760 and remaining accrued interest of $3,503. The balance of $760 was paid on January 13, 2020 and the remaining accrued interest of $3,503 were not converted as of June 30, 2021.

Montse Zaman

On March 27, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $5,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. During the period ending December 31,2020, the Company made principal payments of $1,000, and $3,000. In January 2021 a payment of $1,000 was made. As of June 30, 2021, the balance on this note was $0.

On April 28, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $4,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. During the period ending December 31, 2020, the Company made principal payments of $2,00 and $2,000. As of June 30, 2021, the balance on this note was $0.

On May 22, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $1,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. The Company made payments of $700 and $800 on May 22, 2020 and July 31, 2020 respectively. As of June 30, 2021, the balance on this note was $0.

Willy Ariel Saint-Hilaire

On February 27, 2020, the Company entered into a promissory note with Willy Ariel Saint-Hilaire in the amount of $14,500. The note carries interest at 12% per annum. On July 31, 2020, the principal balance of $14,500 and accrued interest of $744 for a total of $15,244 were converted into 30,488common shares at a conversion rate of $0.50 per share.

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

On September 20, 2020, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $23,175 payable in 12 equal monthly installments of $1,931.25. As original issuance discount for the note, the Company issued Common Stock for a total of 23,175 shares. The fair market value of the shares were in excess of the note and the company recorded a debt discount of $23,175. The Company has made payments of $6,591and an amortization of $11,172, during the six month period ended June 30, 2021.

On March 12, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $9,332 at 16% interest, payable in 12 equal month principal installments of $778.

On April 6, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $2,500at an interest rate of 12% due within 12 months of the loan date.

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

On May 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $7,280 at 12% interest with an original issuance discount of $280 and a $31 amortization expense for the six-month period ended June 30, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobile lease payments.

The Company agreed to pay the automobile leases of $395 and $278 a month, on a month-to-month basis and can be cancelled at any time but expects to continue lease payments for the full 2021 year.

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

On September 21, 2020, Richard W LeAndro Jr was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000shares of common stock at the exercise price of $0.60 per share.

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

On September 1, 2020, the Company entered into a Services Agreement with American Video Teleconferencing Corp (AVOT) to provide advertising, branding and marketing solutions. The Company was compensated $17,000 for services to be rendered for a period of 12 months. Total compensation of $17,000 was converted to 17,000,000 million shares of AVOT restricted common stock The Company recognized $7,750 in revenue for the six-month period ended June 30, 2021. There is remaining $3,158 in deferred revenue as of June 30, 2021.

On September 29, 2020, the Company entered into a Promissory Note Agreement with Willy A Saint-Hilaire for $23,175. As original issuance discount for the note, the Company issued Common Stock for a total of 23,175 shares. The fair market value of the shares were in excess of the note and the company recorded a debt discount of $23,175.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the six months ended June 30, 2021, total convertible notes from related parties was $19,600. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

The Company entered into an agreement, effective January 1, 2020, to pay Mike Zaman $20,000 per month for managerial services.

The Company entered into an agreement, effective January 1, 2020, to pay Kenneth Bosket $5,000 per month for administrative services.

The Company entered into an agreement, effective January 1, 2020, to pay Montse Zaman $5,000 per month for administrative services.

As of June 30, 2021, the Company has a balance of $636,590 of accounts and accrued expenses payable with related parties.

NOTE 9 – STOCK HOLDERS' DEFICIT

Common Stock

During the six months ending June 30, 2021, the Company issued the following:

·	1,286 shares for stock payable
·	4,099 shares issued to third parties for services.
·	11,504 for settlement of AP.

On February 13, 2020, the Company granted non-qualified stock options to purchase up to 1,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company's S1 registration filing of which date is yet to be determined.

On March 13, 2020, the Company granted non-qualified stock options to purchase up to 2,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company's S1 registration filing.

Equity Incentive Plan

The Company's 2006 Equity Incentive Plan, as amended and restated (the "Equity Incentive Plan"), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of June 30, 2021

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of June 30, 2021, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2021.

The Company's deferred tax assets consisted of the following as of June 30, 2021, and December 31, 2020:

	2021	2020
Net operating loss	$709,254	$661,701
Valuation allowance	(709,254)	(661,701)
Net deferred tax asset	$-	$-

As of June 30, 2021, and December 31, 2020, the Company's accumulated net operating loss carry forward was approximately $3,377,400 and $3,150,957 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

The are no subsequent events

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto, set forth in Item 8. "Financial Statements" as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see "Disclosure Regarding Forward Looking Statements" in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Crown Equity Holdings Inc. ("Crown Equity") was incorporated in August 1995 in Nevada. The Company is offering its services to companies seeking to become public entities in the United States. It has launched a website, www.crownequityholdings.com, which offers its services in a wide range of fields. The Company provides various consulting services to companies and individuals dealing with corporate structure and operations globally. The Company also provides public relations and news dissemination for publicly and privately held companies.

In December 2010, the Company formed two wholly owned subsidiaries Crown Tele Services, Inc. and CRWE Direct, Inc. Crown Tele Services, Inc. was formed to provide voice over internet ("VoIP") services to clients at a competitive price and Crown Direct, Inc. was formed to provide direct sales to customers. Both entities had minimum sales during the quarter.

In March 2011, the Company formed a wholly owned subsidiary CRWE Real Estate, Inc. as a subsidiary to engage in potential real estate holdings. The entity had minimal activity during the quarter.

The Company has focused its primary vision to using its network of websites to provide advertising and marketing services, as a worldwide online media advertising publisher, dedicated to the distribution of quality branding information. The Company offers Internet media-driven advertising services, which cover and connect a wide range of marketing specialties, as well as search engine optimization for clients interested in online media awareness. As part of its operations, the Company has utilized the services of software and hardware technicians in developing its websites and adding additional websites. This allows the Company to disseminate news and press releases for its customers as well as general news and financial information on a much bigger scale than it did previously. The Company markets its services to companies seeking market awareness of them and the services or goods that they offer. The Company then publishes information concerning these companies on its many websites

Crown Equity's office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

As of June 30, 2021, Crown Equity has 4 employees and utilized the services of one independent contractor and the following four officers, Mike Zaman, Kenneth Bosket, Montse Zaman and Vinoth Sambandam.

RESULTS OF OPERATIONS

Three months ended June 30, 2021, Compared to the Three months ended June 30, 2020

For the three months ended June 30, 2021, revenues were $5,595 and $500 for the same period in 2020.

Revenues for the three months ended June 30, 2021 was significantly higher compared to the same period in 2020 primarily due to advertising income from related parties earned, as well as for publishing and distributing during the same period in 2020.

Operating expenses were $125,351 for the three months ended June 30,2021and $321,069 for the same period in 2020. The decrease in operating expenses was primarily due to a decrease in depreciation of ($6,206), as well as a decrease in administrative services of ($189,512).

Other expenses for the three-month period ended June 30, 2021 were $35,821 and $118,354 for the same quarter in 2020. The decrease in other expenses was due to not having a loss on accounts payable settlement with related party.

Interest expense for the three months ended June 30, 2021 and 2020 was $2,308 and $3,007, respectively.

Six months ended June 30, 2021 Compared to the Six months ended June 30, 2020

For the six months ended June 30, 2021, revenues were $12,325 and $1,077 for the same period in 2020. Revenues for the six months ended June 30, 2021 was higher compared to the same period in 2020 primarily due to advertising income from related parties earned in the same period in 2020.

Operating expenses were $264,415 for the six months ended June 30,2021 and $372,497 for the same period in 2020. Increase in operating expenses was primarily due to increase officer compensation, managerial services, accounting services, IT services and administrative services.

Other expenses for the six-month period ended June 30, 2021, were $14,723 and $549,041 for the same period in 2020. The decrease in other expenses was primarily due to the recording of loss on shares issued to settle accounts payable – related party.

Interest expense for six months ended June 30, 2021, and 2020 was $3,250 and $6,707, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, Crown Equity had current assets of $173,694 and current liabilities of $837,086 resulting in working capital deficit of $663,392. Net cash used by operating activities for the six months ended June 30, 2021, was $15,557 compared to net cash used of $29,891 for the same period in 2020.

Net cash used in investing activities was $0 and $0 for the six months ended June 30, 2021, and 2020 respectively.

Net cash provided by financing activities during the six months ended June 30, 2021, was $15,372 compared to net cash provided of $33,929 for the same period in 2020. For the six months ended June 30, 2021, we borrowed $27,949 from related parties compared to $10,500 for the same period in 2020.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 12b-2 of the securities exchange act of 1934 (the "exchange act") and are not required to provide information required under this Item.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of material weaknesses in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weaknesses relate to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO and CFO also do not possess accounting expertise and our company does not have an audit committee. These material weaknesses are due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 7, "Commitments and Contingencies – Legal Matters" in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity's risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2020.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2021, Crown Equity issued 16,889 shares for cash, services, settlement of AP and board member's compensation, and common stock subscribed for services.

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

CROWN EQUITY HOLDINGS INC.

Date: August 11, 2021	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

