Form 10-Q
period 2021-09-30
Crown Equity Holdings, Inc.
filed 2021-11-12
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(702) 683-8946

(Issuer’s telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2of the Exchange Act.

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

As of November 05, 2021, the number of shares outstanding of the registrant’s class of common stock was 13,318,642.

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

Crown Equity Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2021	Dec 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$3,178	$3,047
Brokerage account	125,000	180,587
Total Current Assets	128,178	183,634
Property and equipment, net	10,021	15,505
Total Assets	$138,199	$199,139

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$140,029	$137,793
Accounts payable and accrued expenses to related party	734,940	444,246
Convertible notes payable to related parties, net of discount	30,049	11,333
Convertible notes payable, net of discount	-	5,508
Note payable to related party	6,578	-
Finance lease obligation, current	23,276	29,010
Total Current Liabilities	$934,872	$627,890

Non-Current liabilities
Long-term debt	4,477	15,045
Total Liabilities	$939,349	$642,935

Stockholders’ deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; 12,918,642 and 12,901,753 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12,918	12,902
Stock Payable	-	3,000
Additional paid-in capital	12,530,390	12,506,375
Accumulated deficit	(13,344,459)	(12,966,074)
Total stockholders’ deficit	(801,150)	(443,796)
Total liabilities and stockholders’ deficit	$138,199	$199,139

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

Crown Equity Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2021	2020	2021	2020

Revenue	$228	$210	$4,903	$1,287
Revenue – related party	2,833	1,667	10,483	1,667
Total Revenue	3,061	1,877	15,386	2,954

Operating expenses
Depreciation	1,828	8,035	5,484	24,102
General and Administrative	122,154	137,008	382,913	493,438
Total Operating Expenses	123,982	145,043	388,397	517,540
Net Operating Income (Loss)	(120,921)	(143,166)	(373,011)	(514,586)

Other (expense)
Interest expense	(2,216)	(5,164)	(5,466)	(11,871)
Gain on Forgiveness of Debt	-	-	4,101	-
Debt Discount Amortization	(3,881)	-	(14,805)	-
Gain (Loss) on Stocks Held	(14,000)	-	11,548	-
Other Income (Expense)	-	(2,611)	(752)	(2,611)
Investment Expense	-	(17,000)	-	(17,000)
Loss on AP Settlement – related party	-	-	-	(542,334)
Total other expense	(20,097)	(24,775)	(5,374)	(573,816)
Net (loss)	$(141,018)	$(167,941)	$(378,385)	$(1,088,402)

Net (loss) per common share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.09)
Weighted average number of common shares outstanding - basic and diluted	12,918,642	12,606,731	12,915,701	12,269,852

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended September 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at June 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,203,441)	$(660,132)
Net loss	-	-	-	-	-	-	(141,018)	(141,018)
Balances at September 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,344,459)	$(801,150)

For the Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2020	1,000	$1	12,901,753	$12,902	$3,000	$12,506,375	$(12,966,074)	$(443,796)
Common Stock Issued for Common Stock Payable	-	-	1,286	$1	$750	$2,249	$-	$3,000
Settlement of AP for Common Stock	-	-	11,504	$11	$-	$17,245	$-	$17,256
Common Stock Issued for services	-	-	4,099	$4	$(3,750)	$4,496	$-	$750
Warrant Subscription	-	-	-	$-	$-	$25	$-	$25
Net loss	-	-	-	-	-	-	(378,385)	(378,385)
Balances at September 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,344,459)	$(801,150)

For the Three Months Ended September 30, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at June 30, 2020	1,000	$1	12,424,870	$12,423	$-	$12,240,785	$(12,712,520)	$(459,311)
Common Stock issued for cash	-	-	412,000	$412	$-	$213,088	$-	$213,500
Common Stock for services – Third Party	-	-	334	$1	$750	$1,499	-	$2,250
Common Stock for services – Related Party	-	-	1,390	$1	$-	$6,251	$-	$6,252
Debt conversion	-	-	36,984	$37	$-	$18,455	$-	$18,492
Shares for prepayment of interest on NP – related party	-	-	23,175	$25	$-	$23,150	$-	$23,175
Warrant Subscriptions	-	-	-	$-	$-	$112	$-	$112
Net loss	-	-	-	-	-	-	(167,941)	(167,941)
Balances at September 30, 2020	1,000	$1	12,898,753	$12,899	$750	$12,503,340	$(12,880,461)	$(363,471)

For the Nine Months Ended September 30, 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2019	1,000	$1	11,766,766	$11,766	$43,764	$11,418,103	$(11,792,059)	$(318,425)
Common Stock issued for cash	-	-	472,000	$472	$-	$243,028	$-	$243,500
Common Stock for services – Third Party	-	-	4,834	4	$750	$5,995	-	$6,749
Common Stock for services – related party	-	-	156,061	$156	$(43,764)	$62,365	$-	$18,757
Officer Compensation	-	-	160,000	$160	$-	$79,840	$-	$80,000
Settlement of AP – Third Party	-	-	74,000	$74	$-	$36,926	$-	$37,000
Settlement of AP – Related Party	-	-	204,933	$205	$-	$63,819	$-	$64,024
Warrant Subscriptions	-	-	-	$-	$-	$472	$-	$472
Loss on AP Settlement – Third Party	-	-	-	$-	$-	$117,000	$-	$117,000
Loss on AP Settlement – Related Party	-	-	-	$-	$-	$426,987	$-	$426,987
Forgiveness of AP by CEO	-	-	-	$-	$-	$7,200	$-	$7,200
Debt conversion	-	-	36,984	$37	$-	$18,455	$-	$18,492
Shares for prepayment of interest on NP – related party	-	-	23,175	$25	$-	$23,150	$-	$23,175
Net loss	-	-	-	-	-	-	(1,088,402)	(1,088,402)
Balances at September 30, 2020	1,000	$1	12,898,753	$12,899	$750	$12,503,340	$(12,880,461)	$(363,471)

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	Sept 30,
	2021	2020
Cash flows from operating activities
Net loss	$(378,385)	$(1,088,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	24,756
Common stock issued for Settlement of Board Member Compensation	-	80,000
Depreciation	5,484	24,102
Gain/loss on brokerage account	(11,548)	2,611
Loss on investment	752	17,000
Loss on AP Settlement	-	543,987
Debt Discount Amortization	14,805	-
Gain on Forgiveness of Debt	(4,101)	-
Changes in operating assets and liabilities:
Cash transfer	66,383
Deferred revenue	(11,333)	(1,417)
Accounts payable and accrued expenses – related party	290,694	262,632
Accounts payable and accrued expenses	19,694	59,720
Net cash (used in) operating activities	(7,555)	(75,011)

Cash used in investing activities
Cash paid to brokerage account	-	(170,000)
	-	(170,000)

Cash flows from financing activities
Payments on convertible notes payable, related party	-	(5,260)
Borrowings on notes payable, related party	9,333	-
Borrowings from convertible notes payable, related party	19,306	33,675
Proceeds from Sale of Stock	-	243,500
Proceeds from EIDL loan	-	4,000
Principal Payments on conv. debt related party	(9,671)	0
Principal payments on debt	(15,057)	(13,759)
Shares subscribed for cash	3,750	750
Warrant Subscriptions	25	472
Net cash provided by financing activities	7,686	263,378

Net increase (decrease) in cash	131	18,367
Cash, beginning of period	3,047	997
Cash, end of period	$3,178	$19,364

Supplemental disclosure of cash flow information
Interest paid	$5,466	$11,871
Income taxes paid	-	-

Non-Cash Transactions
Forgiveness of AP by CEO	$-	$7,200
Debt converted to common stock	-	18,489
Convertible debt for payment of AP	-	17,633
RP-AP Converted into common stock	17,256	64,024
AP Converted into common stock – Third Party		37,000
Shares issued for stock payable	6,750	43,764
Stock for related party deferred revenue	-	17,000
Stock issued for prepayment of interest on debt – related party	-	23,175

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

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

	Nine Months Ended Sep 30, 2021			Nine Months Ended Sep 30, 2020
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$10,200	$10,200	$-	$1,275	$1,275
Click Based and Impressions Ads	243	-	243	332	-	332
Domain Registrations	-	-	-	-	-	-
Publishing and Distribution	4,660	283	4,943	955	392	1,347
Server	-	-	-	-	-	-
	$4,903	$10,483	$15,386	$1,287	$1,667	$2,954

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2021 and December 31, 2020.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the nine-month period ending September 30, 2021, 2% of the Company’s revenues were from click based and impressions ads located on the company’s websites, as well as 32% for press releases, article publishing and distribution by the Company and 66% of the Company’s revenues being received through advertisements, which 100% of the advertisement revenue was received through a related party by the Company.

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

Basic and Diluted Net (Loss) per Share

	Nine Months Sept. 30, 2021	Nine Months Sept. 30, 2020
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(378,385)	$(1,088,402)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(378,385)	$(1,088,402)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	12,915,701	12,269,852

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended September 30, 2021 and 2020. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2021 is 21,401,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of September 30, 2021, and December 31, 2020, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of September 30, 2021 and December 31, 2020:

	Sept. 30, 2021	Dec. 31, 2020
Net operating loss	$738,045	$661,701
Valuation allowance	(738,045)	(661,701)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended September 30, 2021 and December 31, 2020.

Advertising Cost

The Company spent $0 for advertisement for the periods ended September 30, 2021 and 2020.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $13,344,459 since its inception and had a working capital deficit of $806,694 negative cash flows from operations and limited business operations as of September 30, 2021. These conditions raise substantial doubt as to Crown Equity’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following on September 30, 2021 and December 31, 2020:

	Sept. 30, 2021	Dec. 31, 2020
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(98,601)	(93,117)
Property and Equipment, net	$10,021	$15,505

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $5,484, and $24,102 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4 – BROKERAGE ACCOUNT

As of September 30, 2021, the market value of the Company’s account portfolio was $125,000. During the period ending September 30, 2021, $66,383 was transferred from brokerage account to operating account. The opening value of the account was $170,832, resulting in losses in portfolio investment as follows:

Net loss on investment in securities account for the nine months ended September 30, 2021	$752
Less – Net gain and losses recognized during 2021 on equity securities sold during the period	$11,548
Unrealized losses recognized during 2021 on equities securities still held at September 30, 2021	$10,796

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

The following is a schedule of the net book value of the finance lease.

Assets	Sept. 30, 2021
Leased equipment under finance lease,	$108,622
less accumulated amortization	(98,601)
Net	$10,021

Liabilities	Sept. 30, 2021
Obligations under finance lease (current)	$23,276
Obligations under finance lease (noncurrent)	4,477
Total	$27,753

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$10,021
Liability balance	27,753
Cash flow (operating)	-
Cash flow (financing)	-
Interest expense	$2,194

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2021	11,829
2022	14,990
2023	2,869
Thereafter	-
Total	29,688
Less: Imputed Interest	(1,935)
Total Liability	27,753

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	1.51 years	16%

Based on average interest rate of 16%, average term remaining (months) 18.19. Average term remain (years) 1.51.

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of September 30, 2021, and December 31, 2020, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Sept. 30,
Name	Note Date	Date	Rate	Rate	2021

Related Party Convertible Notes Payable:
Montse Zaman	03/25/2020	03/25/2021	12%	$-	-
Montse Zaman	04/28/2020	04/28/2021	12%	$-	-
Montse Zaman	05/22/2020	05/22/2021	12%	$-	-
Willy A Saint-Hilaire	09/29/2020	09/29/2021		-	11,171

Willy A Saint-Hilaire	04/06/2021	04/06/2022	12%	$-	2,500
Willy A Saint-Hilaire	04/16/2021	04/16/2022	12%	$-	1,518
Willy A Saint-Hilaire	04/21/2021	04/21/2021	12%	$-	1,110
Shahram Khial	04/22/2021	04/22/2021	12%	$-	3,500
Willy A Saint-Hilaire	04/30/2021	03/25/2021	15.15%	$-	2,750
Willy A Saint-Hilaire	05/04/2021	03/25/2021	15.15%	$-	750
Willy A Saint-Hilaire	05/21/2021	03/25/2021	0%	$-	6,929
Total Convertible Related Party Notes Payable					30,228
Less: Debt Discount					(179)
Convertible Notes Payable, net of Discount - Related Party					30,049

Third Party Convertible Notes Payable:
Willy A. Saint-Hilaire	02/27/2020	02/27/2021	12%	$-	-
Willy A. Saint-Hilaire	03/08/2020	03/08/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Willy A. Saint-Hilaire	03/24/2020	03/24/2021	12%	$-	-
Total Convertible Third Party Notes Payable				-	-
Less: Debt Discount				-	-
Convertible Notes Payable, net of Discount -
Third Party					-
Notes Payable related party	03/12/2021		16%		$6,578
Third Party Non-Convertible Notes Payable:
Small Business Administration – EIDL	04/30/2020	04/30/2050	3.75%		$-
Total Third Party Non-Convertible Notes Payable					-

In April 2020, Crown Equity Holdings executed the standard loan documents required for securing a loan (the “EIDL Advance Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL Advance”) an assistance program considering the impact of the COVID-19 pandemic on the Company’s business.

The US Business Administration granted Company the $4,000 EIDL Advance forgivable loan for the purpose of working capital and normal operating expenses. During this period, the Company recognized a gain of $4,101 for the principal and interest of the loan.

Mike Zaman

As of December 31, 2019, the Company owed Mike Zaman a total of $760 and remaining accrued interest of $3,503. The balance of $760 was paid on January 13, 2020 and the remaining accrued interest of $3,503 was not converted as of September 30, 2021.

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

On March 8, 2020, the Company entered into a promissory note with Willy Ariel Saint--Hilaire in the amounts of $1,581. The notes carry interest at 12% per annum. On July 31, 2020, the principal balance of $1,581 and accrued interest of $75 for a total of 1,656 were converted into 3,312common shares at a conversion rate of $.50 per share.

On March 24, 2020, the Company entered into promissory notes with Willy Ariel Saint-Hilaire in the amounts of $500, $400, and $652. The notes carry interest at 12% per annum. On July 31, 2020, the principal balance of $500, $400, $652 and accrued interest of $21, $17, $2 respectively for a total of $1,592 were converted into 3,184 common shares at a conversion rate of $.50 per share.

On September 20, 2020, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $23,175 payable in 12 equal monthly installments of $1,931.25. As original issuance discount for the note, the Company issued Common Stock for a total of 23,175 shares. The fair market value of the shares was in excess of the note and the company recorded a debt discount of $23,175. The Company has made payments of $8,138 and an amortization of $11,172, during the nine-month period ended September 30, 2021.

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

On May 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $7,280 at 12% interest with an original issuance discount of $280 and a $31 amortization expense for the six-month period ended June 30, 2021. The Company has made payments of $$530, during the nine-month period ended September 30, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobile lease payments.

The Company agreed to pay the automobile lease of $395 and $278 a month, on a month-to-month basis and can be cancelled at any time but expects to continue lease payments for the full 2021 year.

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

On May 4, 2020, Arnulfo Saucedo-Bardan was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000shares of common stock at the exercise price of $0.60 per share.

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

On August 18, 2020, Monica Shayestehpour was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000shares of common stock at the exercise price of $0.60 per share.

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

On September 1, 2020, the Company entered into a Services Agreement with American Video Teleconferencing Corp (AVOT) to provide advertising, branding and marketing solutions. The Company was compensated $17,000 for services to be rendered for a period of 12 months. Total compensation of $17,000 was converted to 17,000,000 million shares of AVOT restricted common stock. There is a $0.00 balance in deferred revenue as of September 30, 2021.

On September 29, 2020, the Company entered into a Promissory Note Agreement with Willy A Saint-Hilaire for $23,175. As original issuance discount for the note, the Company issued Common Stock for a total of 23,175 shares. The fair market value of the shares were in excess of the note and the company recorded a debt discount of $23,175.

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the nine months ended September 30, 2021, total convertible notes from related parties was $19,600. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

The Company entered into an agreement, effective January 1, 2020, to pay Mike Zaman $20,000 per month for managerial services.

The Company entered into an agreement, effective January 1, 2020, to pay Kenneth Bosket $5,000 per month for administrative services.

The Company entered into an agreement, effective January 1, 2020, to pay Montse Zaman $5,000 per month for administrative services.

As of September 30, 2021, the Company has a balance of $734,940 of accounts and accrued expenses payable with related parties.

NOTE 9 – STOCK HOLDERS’ DEFICIT

Common Stock

During the nine months ending September 30, 2021, the Company issued the following:

•	1,286 shares for stock payable
•	4,099 shares issued to third parties for services.
•	11,504 for settlement of AP.

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

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of September 30, 2021

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of September 30, 2021, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2021.

The Company’s deferred tax assets consisted of the following as of September 30, 2021 and December 31, 2020:

	2021	2020
Net operating loss	$738,045	$661,701
Valuation allowance	(738,045)	(661,701)
Net deferred tax asset	$-	$-

As of September 30, 2021, and December 31, 2020, the Company’s accumulated net operating loss carry forward was approximately $3,529,342 and $3,150,957 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

On October 7, 2021, the Company made a $100.00 payment on a Willy A. Saint-Hilaire note originated on May 21, 2021.

On October 08, 2021, the Company made a $1,366.25 payment on a Willy A. Saint-Hilaire note originated on March 12, 2021.

On October 08, 2021, the Company paid off a related party note payable of Willy A. Saint-Hilaire that was originated on 09/29/2020 in an amount of 11,171.50.

On October 25, 2021, Jamie Hadfield purchase 400,000shares of common stock at $0.50 per share at the purchase price of $200,000.

On October 25, 2021, Malcolm Ziman resigned as board member and VP of Finance.

On October 26, 2021, Jamie Hadfield and Shawn Jones became the members of the board, increasing the amount of board members from six to seven.

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

As of September 30, 2021, Crown Equity has 4 employees and utilized the services of the following four officers, Mike Zaman, Kenneth Bosket, Montse Zaman, and Vinoth Sambandam.

RESULTS OF OPERATIONS

Three months ended September 30, 2021 Compared to the Three months ended September 30, 2021

For the three months ended September 30, 2021, revenues were $3,061 and $1,877 for the same period in 2020.

Revenues for the three months ended September 30, 2021 was higher primarily due to advertising revenue not earned for the same period in 2020.

Operating expenses were $123,982 for the three months ended September 30, 2021 and $145,043 for the same period in 2020. decrease in operating expenses was primarily due to decrease of $14,854 in administrative services and a decrease in depreciation of $6,207.

Other expenses for the three-month period ended September 30, 2021 were $20,097 and $24,775 for the same quarter in 2020. The decrease in other expenses was primarily due to the recording of Debt discount amortization and Interest expense.

Interest expense for the three months ended September 30, 2021 and 2020 was $2,216 and $5,164, respectively.

Nine months ended September 30, 2021 Compared to the Nine months ended September 30, 2020

For the nine months ended September 30, 2021, revenues were $12,325 and $2,954 for the same period in 2020. Revenues for the nine months ended September 30, 2021 was significantly higher compared to the same period in 2020 primarily due to advertising income from related parties earned in the same period in 2020.

Operating expenses were $388,397 for the nine months ended September 30, 2021 and $517,540 for the same period in 2020. Decrease in operating expenses was primarily due to decrease officer compensation, managerial services, accounting services, IT services and administrative services and depreciation.

Other expenses for the nine-month period ended September 30, 2021 were $5,374 and $573,816 for the same period in 2020. The decrease in other expenses was primarily due to the recording of loss on shares issued to settle accounts payable and investment expense.

Interest expense for nine months ended September 30, 2021 and 2020 was $5,466 and $11,871, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, Crown Equity had current assets of $128,178 and current liabilities of $934,872 resulting in working capital deficit of $806,694. Net cash used by operating activities for the nine months ended September 30, 2021 was $7,555 compared to net cash used of $75,011 for the same period in 2020.

Net cash used in investing activities was $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $7,686 compared to net cash provided of $263,378 for the same period in 2020. For the nine months ended September 30, 2021, we borrowed $19,306 from related parties.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 12b-2 of the securities exchange act of 1934 (the “exchange act”) and are not required to provide information required under this Item.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2020, Crown Equity issued 16,889 shares for cash, services, settlement of AP and board member’s compensation debt conversion, inducement for NP and common stock subscribed for services.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32.1	Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2	Certification of Compliance to Sarbanes-Oxley

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN EQUITY HOLDINGS INC.

Date: November 12, 2021	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

