Form 10-K
period 2021-12-31
Crown Equity Holdings, Inc.
filed 2022-04-01
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2021 was 2,395,543. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,192,200. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of March 08, 2022, was 13,318,642.

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

As of December 31, 2021, the Company utilized the services of independent contractors during the year. Officers’ compensation is detailed in Part III, Item 11 of this filing.

ITEM 1A: RISK FACTORS

We have experienced net losses and negative cash flows from operating activities and can expect such losses and negative cash flows to continue in the foreseeable future. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CRWE" and CUSIP #22834M305. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2021, the Company had 13,318,642 shares of its common stock issued and outstanding of which 10,923,099 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2021 and 2020.

Period	High	Low
1st Qtr. 2021	3.96	0.25
2nd Qtr. 2021	3.25	1.25
3rd. Qtr. 2021	1.75	1.00
4th Qtr. 2021	2.49	1.50
1st Qtr. 2020	1.25	0.75
2nd Qtr. 2020	1.25	0.54
3rd. Qtr. 2020	5.25	1.00
4th Qtr. 2020	4.50	1.00

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2021, the Company estimates there are approximately 110 "holders of record" of its common stock and estimates that there are no beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,000,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of Securities and Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2021 and 2020 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock. The revenue transaction does not reflect the ability of the Company to fund itself without outside sources in the future. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2021, the Company has $4,320 in cash, $325,794 held in brokerage accounts and $2,414 of long-term debt.

On December 31, 2021, the Company had negative working capital of $681,164 which consisted of current assets of $330,114 and current liabilities of $1,011,278. The current liabilities of the Company on December 31, 2021 are composed of accounts payable and accrued expenses of $139,979, accounts payable and accrued expenses and notes payable to related party of $830,790 and $22,340, respectively, deferred revenue from related party $0 current portion of long-term debt of $2,414.

Cash flows used in operating activities during the year ended December 31, 2021 was $18,693 compared to cash flow used of $72,957 for the same period in 2020.

Cash flows used in investing activities were $200,000 and $174,597 for the years ended December 31, 2021 and December 31, 2020 respectively.

Cash flows provided by financing activities was $182,580 for the year ended December 31, 2021 compared to $249,604 for the same period in 2020. The financing activities in 2021 consisted mostly of proceeds from sale of stock.

As of December 31, 2021, the Company had total assets of $340,134 and total liabilities of $1,013,692. Stockholders' deficit as of December 31, 2021 was $673,558 compared to a deficit of $443,796 on December 31, 2020. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

REVENUES

Sales for the year ended December 31, 2021 were $15,660 compared to $7,948 for the year ended December 31, 2020, an increase of $7,712. Of the $15,660 revenue in 2021, $11,483 was from related parties.

OPERATING EXPENSES

During the year ended December 31, 2021, we incurred $513,443 in operating expenses, compared to $639,820 in the same period ended December 31, 2020, a decrease of $126,378 mainly due to increase in administrative contract expenses.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2021, we incurred other expenses of $46,990, consisting of interest expense of $5,466, amortization of the beneficial conversion feature of our convertible notes of $14,805, investment expense of $2,008 and loss on settlement of accounts payable of $0. During the year ended December 31, 2020, we incurred other expenses of $542,796, consisting of interest expense of $7,461, amortization of the beneficial conversion feature of our convertible notes of $8,370, investment expense of $17,000 and loss on settlement of accounts payable of $543,987.

During the year ended December 31, 2021, we had other income of $65,168 from gains realized on stocks held.

NET LOSS

The Company had a net loss for the year ended December 31, 2021 of $450,793 compared to a net loss of $1,174,015 for the year ended December 31, 2020, a decrease of $723,222 mainly due to the decrease in administrative contract expenses and loss on settlement of accounts payable for services.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crown Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Equity Holdings, Inc. (the Company) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going concern

Critical Audit Matter Description

As discussed in Note 2 to the financial statements, the Company had a going concern due to a working capital deficiency, negative cash flows from operations and limited business operations as of December 31, 2021. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

How the Critical Audit Matter was Addressed in the Audit

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

March 31, 2022

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2021	2020

Current assets
Cash	$4,320	$3,047
Investments in trading securities	588,945	180,587
Total Current Assets	593,265	183,634
Property and Equipment, net	10,020	15,505
Total Assets	$603,285	$199,139

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$139,979	$137,793
Accounts payable and accrued expenses to related party	830,790	444,246
Deferred revenue related party	-	11,333
Margin loan – Brokerage account	263,151	-
Notes payable to related parties	3,912	-
Convertible notes payable to related parties, net of debt discount	18,428	5,508
Current portion of long-term debt	18,169	29,010
Total Current Liabilities	1,274,429	627,890

Non-Current liabilities
Long-term debt	2,414	15,045
Total Liabilities	1,276,843	642,935

Stockholders' deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at December 31, 2021 and 2020	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 13,318,642 and 12,901,753 shares issued and outstanding at December 31, 2021 and 2020	13,318	12,902
Stock Payable	-	3,000
Additional paid-in capital	12,729,990	12,506,375
Accumulated deficit	(13,416,867)	(12,966,074)
Total stockholders' deficit	(673,558)	(443,796)
Total liabilities and stockholders' deficit	$603,285	$199,139

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020

Revenues
Revenues	$4,177	$2,848
Revenues – Related Party	11,483	5,100
Total Revenues	15,660	7,948

Operating expenses
General and administrative expense	507,958	614,489
Depreciation	5,485	25,331
Total Operating Expenses	513,443	639,820

(Loss) from operations	(497,783)	(631,872)

Other income (expense)
Interest expense	(5,466)	(7,461)
Gain on extinguishment of debt	4,101	-
Gain on stock held	65,168	34,022
Loss on AP Settlement/Shares for services	-	(543,987)
Investment expense	(2,008)	(17,000)
Debt discount amortization	(14,805)	(8,370)
Total Other Expense	46,990	(542,796)

Net (loss)	$(450,793)	$(1,174,015)

Basic and Diluted income (loss) per share
Basic and diluted income per share	$(0.03)	$(0.09)

Weighted average number of shares outstanding basic and diluted	12,989,835	12,428,674

The accompanying notes are an integral part of these financial statements

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2019	1,000	$1	11,766,766	$11,766	$43,764	$11,418,103	$(11,792,059)	$(318,425)
Common stock issued for services	-	-	4,834	4	-	5,995	-	5,999
Common stock issued for services – Related Parties	-	-	156,061	156	(43,764)	62,365	-	18,757
Common stock issued for cash	-	-	475,000	475		246,025	-	246,500
Common Stock Subscribed for services	-	-	-	-	3000	-	-	3000
Common Stock Subscribed for Salary Settlement	-	-	160,000	160	-	79,840	-	80,000
Common stock issued for settlement of AP – Related Parties	-	-	204,933	205	-	63,819	-	64,024
Common stock issued for settlement of AP	-	-	74,000	74	-	36,926	-	37,000
Warrant Subscriptions	-	-	-	-	-	510	-	510
Loss on AP Settlement	-	-	-	-	-	117,000	-	117,000
Loss on AP Settlement – Related Parties	-	-	-	-	-	426,987	-	426,987
Forgiveness of AP by CEO	-	-	-	-	-	7,200	-	7,200
Debt Conversion – Related Parties	-	-	36,984	37	-	18,455	-	18,492
Prepaid Interest – Related Parties	-	-	23,175	25	-	23,150	-	23,175
Net Loss	-	-	-	-	-	-	(1,174,015)	(1,174,015)
Balances at December 31, 2020	1,000	$1	12,901,753	$12,902	$3,000	$12,506,375	$(12,966,074)	$(443,796)
Warrant Subscriptions	-	-	-	-	-	25	-	25
Common stock issued for services	-	-	5,385	5	(3,000)	6,745	-	3,750
Common stock issued for settlement of AP – Related Parties	-	-	11,504	11	-	17,245	-	17,256
Common stock issued for cash, related party	-	-	400,000	400	-	199,600	-	200,000
Net Loss	-	-	-	-	-	-	(450,793)	(450,793)
Balances at December 31, 2021	1,000	$1	13,318,642	$13,318	$-	$12,729,990	$(13,416,867)	$(673,558)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020

Cash flows from operating activities
Net (loss)	$(450,793)	$(1,174,015)
Forgiveness of EIDL Advance	(4,101)	-
Common stock issued for services	3,750	24,756
Common stock issued for Settlement of Board Member Compensation	-	80,000
Depreciation	5,485	25,331
Loss (gain) on brokerage account	(65,168)	(34,022)
Loss on investment	2,008	17,000
Loss on AP settlement	-	543,987
Amortization of beneficial conversion feature	14,805	8,370
Changes in operating assets and liabilities
Cash transfer	117,953	23,435
Deferred revenue – related party	(11,333)	(5,667)
Accounts payable and accrued expenses – related party	386,544	363,585
Accounts payable and accrued expenses	19,543	54,283
Net cash (used in) operating activities	18,693	(72,957)

Cash flows from investing activities
Cash paid for purchase of fixed assets	-	(4,597)
Cash paid to brokerage account	(200,000)	(170,000)
Net cash (used in) investing activities	(200,000)	(174,597)

Cash flows from financing activities
Payments on convertible notes payable, related party	(21,292)	(14,122)
Borrowings from convertible notes payable, related party	19,407	33,675
Borrowings from notes payable, related party	9,333	-
Proceeds from Sale of Stock	200,000	246,500
Proceeds from EIDL loan	-	4,000
Principal payments on debt	(24,893)	(23,959)
Warrant Subscriptions	25	510
Shares subscribed for cash	-	3,000
Net cash provided by financing activities	182,580	249,604

Net increase (decrease) in cash	1,273	2,050

Cash, beginning of period	3,047	997

Cash, end of period	$4,320	$3,047

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of AP by CEO	-	7,200
Purchase of fixed assets through finance lease	-	7,357
Debt converted to common stock	-	18,492
Convertible debt for payment of AP	-	17,633
RP-AP Converted into common stock	$17,256	64,024
AP Converted into common stock – Third Party	$-	$37,000
Shares issued for stock payable	$3,000	$43,764
Stock for related party deferred revenue	$-	$17,000
Stock issued for prepayment of interest on debt – related party	$-	$23,175

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

	December 31, 2021			December 31, 2020
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$10,200	$10,200	$-	$5,100	$5,100
Click Based and Impression Ads	$517	$-	$517	$456	$-	$456
Publishing and Distribution	$3,660	$1,283	$4,943	$2,392	$-	$2,392
	$4,177	$11,483	$15,660	$2,848	$5,100	$7,948

Revenue is received through advertising, click based and impression ads located on the Company’s websites, as well as the publishing and disseminating of news and press releases.

	December 31,	December 31,
	2021	2020

Deferred Revenue	$-	$11,333

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2021 and 2020.

Investments

The Company values it trading investments at market value based on the trading price at the balance sheet date. Any gains and losses are recorded in the period the gain or loss occurred. Investments include common stocks, exchange traded funds and money market mutual funds. Equity investments with readily determinable fair values are recorded as Trading Securities at Fair Value on the Balance Sheets. Changes in the fair value of such equity securities are reported in the Statements of Income.

Risk Concentrations

As of December 31, 2021, 65% of the Company’s revenues were received through advertisements, which 100% of the advertisement revenue was received through a related party. 32% of the revenues were from publishing and distribution by the Company, which 8% of the article publishing and distribution of the revenue were received through a related party. The remaining revenue of 3% was from the displaying of click based and impressions ads located on the company’s websites.

Crown Equity Holdings notes that 73% of its revenues comes from a single related party, as well as 14% of the revenue coming from a single third party.

In 2020, 64% of the Company’s revenues were received through advertisements, which 100% of the advertisement revenue was received through a related party. The remaining 36% of the remaining total revenues were from third parties for the displaying of click based and impressions ads located on the company’s websites, as well as for press releases and article publishing and distribution by the Company.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2021 and 2021. Compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation, and other administrative related expenses.

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

Basic and Diluted Net (Loss) per Share

	December 31,
	2021	2020
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(450,793)	$(1,174,015)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(450,793)	$(1,174,015)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	12,989,835	12,428,674

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the years ended December 31, 2021 and 2020. The number of potential anti-dilutive shares excluded from the calculation shares for the year ended December 31, 2021 is 20,400,000.

Income Taxes

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2021 and 2020.

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

Our cash and brokerage accounts are measured at fair value on a recurring basis and estimated as follows.

December 31, 2020	Total	Level 1	Level 2	Level 3

Cash	$3,047	$3,047	$-	$-
Investments in trading securities	180,587	180,587	-	-
Total	$183,634	$183,634	$-	$-

December 31, 2021

Cash	$4,320	$4,320	$-	$-
Investments in trading securities	558,945	558,945	-	-
Total	$593,265	$593,265	$-	$-

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the years ended December 31, 2021 and 2021.

Advertising Cost

The Company spent no money for advertisement for the years ended December 31, 2021 and 2020.

Depreciation expense was $5,485 and $25,331 for the years ended December 31, 2021 and 2020, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity an accumulated deficit of $13,416,867 since its inception and had a working capital deficit of $681,164 negative cash flows from operations and limited business operations as of December 31, 2021. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(98,602)	(93,117)
Property and Equipment, net	$10,020	$15,505

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $5,485, and $25,331for the twelve months ended December 31, 2021 and 2020, respectively.

NOTE 4 – INVESTMENTS IN TRADING SECURITIESINVESTMENTS IN TRADING SECURITIESINVESTMENTS IN TRADING SECURITIES

As of December 31, 2021, the market value of the Company’s account portfolio, consisting of stocks only, was $588,945 offset by a margin loan of $263,151. The loan is collateralized by the securities in the account and carries 7.5% annual interest rate. The Company transferred $200,000 cash from accounts to brokerage account during the 3rd quarter of 2021 The Company invested in various industries within the Nasdaq and New York stock exchange. The margin loan interest was $1,257 for the year ended December 31, 2021.

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

Trading Securities	Dec 31, 2021	Dec 31, 2020
Stocks	$588,945	$180,587

NOTE 5 – CAPITAL LEASES

During the period ending December 31, 2021, the Company paid an aggregate of $23,772 toward capital lease balances. During 2021 and 2020, the Company borrowed an aggregate $0 and $7,357 respectively under the following third-party finance lease transactions:

A $6,168 note from a third party for the purchase of fixed assets, bearing interest at 16.60%, amortized over 36 months with payments of $219.

A $1,188 note from a third party for the purchase of fixed assets, bearing interest at 16.60%, amortized over 36 months with payments of $42.

The following is a schedule of the net book value of the finance lease.

Assets	December 31, 2021
Leased equipment under finance lease,	$108,622
less accumulated amortization	(98,602)
Net	$10,020

Liabilities	December 31, 2021
Obligations under finance lease (current)	$18,169
Obligations under finance lease (noncurrent)	2,414
Total	$20,583

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$20,583
Liability balance	$20,583
Cash flow (operating)	$-
Cash flow (financing)	$-
Interest expense	$12,680

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases

2022	18,840
2023	3,041
Thereafter	-
Total	21,881
Less: Imputed Interest	(1,298)
Total Liability	20,583

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	1.04 years	17%

Based on average interest rate of 1%, average term remaining (months) 12.5 Average term remain (years) 1.04

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of December 31, 2021 and 2020, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $14,805, as of December 31, 2021.

	Original	Due	Interest	Conversion	Dec. 31,
Name	Note Date	Date	Rate	Rate	2021

Related Party Notes Payable:
Willy A Saint-Hilaire	03/12/2021	03/12/2022	16%	$-	3,912
Related Party Convertible Notes Payable:
Willy A Saint-Hilaire	04/06/2021	04/06/2022	12%	$-	2,500
Willy A Saint-Hilaire	04/16/2021	04/16/2022	12%	$-	1,518
Willy A Saint-Hilaire	04/21/2021	04/21/2022	12%	$-	1,110
Shahram Khial	04/22/2021	04/22/2022	12%	$-	3,500
Willy A Saint-Hilaire	04/30/2021	04/30/2022	15.15%	$-	2,750
Willy A Saint-Hilaire	05/04/2021	05/04/2022	15.15%	$-	750
Willy A Saint-Hilaire	05/21/2021	05/21/2022	0%	$-	6,300
Total Convertible Related Party Notes Payable					18,428
Less: Debt Discount					0
Convertible Notes Payable, net of Discount - Related Party					-

Third Party Non-Convertible Notes Payable:
Small Business Administration – EIDL	04/30/2020	04/30/2050	3.75%		$4,000
Total Third Party Non-Convertible Notes Payable					4,000

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

Montse Zaman

On March 27, 2020, the Company entered into a convertible promissory note with Montse Zaman in the amount of $5,000. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. $1,000 and $3,000 on August 21, 2020 and October 9, 2020 respectively. The Company made on January 25, 2021 a principal reduction payment of $1,000.  As of December 31, 2021, the balance on this note was $0.

Willy Ariel Saint-Hilaire

On March 12, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $9,332 at 16% interest. The company made principal reduction payments of $5,421, during the year ended period of December 31, 2021. As of December 31, 2021, the balance on this note is $3,912.

On April 6, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $2,500 at an interest rate of 12%. As of December 31, 2021, the principal balance on this note was $2,500.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,518 at an interest rate of 12%.  As of December 31, 2021, the principal balance on this note was $1,518.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%. As of December 31, 2020, the principal balance on this note was $1,110.

On April 22, 2021, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500 at an interest rate of 12%. As of December 31, 2021, the principal balance on this note was $3,500.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $2,750.00 at an interest rate of 15.15%. As of December 31, 2021, the principal balance on this note was $2,750.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $750 at an interest rate of 15.15%.  As of December 31, 2021, the principal balance on this note was $750.

On May 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $7,280 at 12% interest with an original issuance discount of $280 and a $31 amortization expense for the six-month period ended June 30, 2021. The Company has made payments of $980, during the year ended period of December 31, 2021.

Shahram Khial

On April 27, 2020, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. As of December 31, 2021, the balance on this note was $3,500.

Period ending December 31, 2020

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobiles lease payments.

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

Om January 3, 2021, Marjan Tina and Reno Suwarno was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

Summary of Warrants Issued:

Issue Date	Issued To	Shares	Exercise price per share	Warrant price per share	Total Paid for Warrants
02/13/2020	Munti Consulting LLC	1,000,000	$0.60	$0.000025	$25.00
03/13/2020	BBCKQK Trust Kevin Wiltz	1,000,000	$0.60	$0.000025	$25.00
04/01/2020	Addicted 2 Marketing LLC	100,000	$0.60	$0.000025	$2.50
05/07/2020	Arnold F Sock	500,000	$0.60	$0.000025	$12.50
05/07/2020	Rudy Chacon	200,000	$0.60	$0.000025	$5.00
05/07/2020	Sadegh Salmassi	200,000	$0.60	$0.000025	$5.00
05082020	Glen J Rineer	200,000	$0.60	$0.000025	$5.00
05/08/2020	Barry Cohen	200,000	$0.60	$0.000025	$5.00
05/13/2020	Steven A Fishman	200,000	$0.60	$0.000025	$5.00
05/13/2020	Wendell & Sharon Piper	200,000	$0.60	$0.000025	$5.00
05/27/2020	James Bobrik	200,000	$0.60	$0.000025	$5.00
05/28/2020	Richard R Shehane	200,000	$0.60	$0.000025	$5.00
06/03/2020	Jeffery Connell	100,000	$0.60	$0.000025	$2.50
06/08/2020	Hassan M Oji	300,000	$0.60	$0.000025	$7.50
06/09/2020	Kim Smith	500,000	$0.60	$0.000025	$12.50
06/12/2020	Violet Gewerter	500,000	$0.60	$0.000025	$12.50
06/16/2020	Roy S Worbets	200,000	$0.60	$0.000025	$5.00
06/30/2020	Chris Knudsen	200,000	$0.60	$0.000025	$5.00
07/01/2020	Donald Kitt	200,000	$0.60	$0.000025	$5.00
08/13/2020	Monireh Sepahpour	500,000	$0.60	$0.000025	$12.50
08/18/2020	Monica Shayestehpour	1,000,000	$0.60	$0.000025	$25.00
09/02/2020	Hongsing Phou	200,000	$0.60	$0.000025	$5.00
09/08/2020	Pejham Khial	500,000	$0.60	$0.000025	$12.50
09/15/2020	Salvatore Marasa	200,000	$0.60	$0.000025	$5.00
09/21/2020	Richard W LeAndro	500,000	$0.60	$0.000025	$12.50
09/21/2020	Richard W LeAndro Jr	500,000	$0.60	$0.000025	$12.50
09/25/2020	Seyed M Javad	200,000	$0.60	$0.000025	$5.00
10/06/2020	Nasrin Montazer	500,000	$0.60	$0.000025	$12.50
10/13/2020	Jagjit Dhaliwal	1,000,000	$0.60	$0.000025	$25.00
01/03/2021	Marjan Tina and Reno Suwarno	1,000,000	$0.60	$0.000025	$25.00
	Total:	12,300,000			$307.50

Related Party:
03/13/2020	Willy A Saint-Hilaire	1,000,000	$0.60	$0.000025	$25.00
04/28/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
05/01/2020	Mike Zaman	1,000,000	$0.60	$0.000025	$25.00
05/01/2020	Montse Zaman	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Malcolm Ziman	200,000	$0.60	$0.000025	$5.00
05/08/2020	Brett Matus	200,000	$0.60	$0.000025	$5.00
05/11/2020	Mohammad Sadrolashrafi	500,000	$0.60	$0.000025	$5.00
05/04/2020	Arnulfo Saucedo-Bardan	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Brian D. Colvin	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Jacob Colvin	200,000	$0.60	$0.000025	$5.00
05/19/2020	Joan R Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/19/2020	Marvin A Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/20/2020	Willy Rafael Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
05/29/2020	Ybelka Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
06/09/2020	Kenneth Cornell Bosket	1,000,000	$0.60	$0.000025	$25.00
06/19/2020	Elvis E Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
07/01/2020	Theresa Kitt	200,000	$0.60	$0.000025	$5.00
07/10/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
		9,100,000			220.00

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

On September 1, 2020, the Company entered into a Services Agreement with American Video Teleconferencing Corp (AVOT) to provide advertising, branding and marketing solutions. The Company was compensated $17,000 for services to be rendered for a period of 12 months. Total compensation of $17,000 was converted to 17,000,000 shares of AVOT restricted common stock The Company recognized $5,663 in revenue for the year ending December 31, 2020. The remaining $11,333 in deferred revenue was completed as of December 31, 2021.

On January 03, 2021, the Company paid the remaining payable balance due to Montse Zaman of $1,000.

On February 09, 2021, American Video Teleconferencing Corp. paid the Company $150 for press release services.

On March 12, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $9,332. The company made principal reduction payments of $5,421, during the year ended period of December 31, 2021. As of December 31, 2021, the balance on this note is $3,912.

On April 6, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $2,500. As of December 31, 2021, the principal balance on this note was $2,500.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,518. As of December 31, 2021, the principal balance on this note was $1,518.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%. As of December 31, 2021, the principal balance on this note was $1,110.

On April 22, 2021, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500. As of December 31, 2021, the principal balance on this note was $3,500.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $2,750.00. As of December 31, 2021, the principal balance on this note was $2,750.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $750. As of December 31, 2021, the principal balance on this note was $750.

On May 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $7,280 at 12% interest with an original issuance discount of $280 and a $172 amortization expense for the year ended December 31, 2021. The Company has made payments of $980, during the year ended period of December 31, 2021.

Shahram Khial

On April 27, 2021, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. As of December 31, 2021, the balance on this note was $3,500.

On October 25, 2021, Jamie Hadfield purchased 400,000 shares of common stock at $0.50 per share at purchase price of $200,000.

NOTE 9 – STOCKHOLDERS' EQUITY

Common Stock

During the period ended December 31, 2021, the Company issued 400,000 shares of common stock for $200,000 in cash to Jamie Hadfield, a related party, for the sale of common shares. The shares were sold at the price of $0.50 per share.

During the period ended December 31, 2021, the Company issued 11,504 shares of common stock to Vinoth Sambandan, a related party for services rendered during the period year ended December 31, 2020 for an amount of $17,256. The number of shares issued were based on price of each share on the date issued.

During the period ended December 31, 2021, the Company issued 5,385 shares of common stock to Diversified Unlimited, a third party for accounting services rendered during the prior year period ending December 31, 2020 of $3,000 and $3,750 during the period ending December 31, 2021. The number of shares issued were based on price of each share on the date issued.

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

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of December 31, 2021.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of December 31, 2021 and December 31, 2020, the Company has 1,000 shares of Series A Preferred Stock outstanding

NOTE 10 – INCOME TAXES

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

The Company did not have taxable income during 2021 or 2020.

The Company's deferred tax assets consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Net operating loss	$753,258	$661,701
Valuation allowance	(753,258)	(661,701)
Net deferred tax asset	$-	$-

As of December 31, 2021 and 2020, the Company's accumulated net operating loss carry forward was approximately $3,586,945 and $3,150,957 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

On March 9, 2022, STAVATTI UAVS, LTD purchased 20,000 restricted shares of common stock at $0.50 per share, for an amount of $10,000. At this time, the hares have not been issued.

On February 28, 2022, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $4,500. The note carries 0% interest ad the transaction is recorded as stock payable.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2021.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers, and directors of the Company as of December 31, 2021, are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	65	Chairman since 11/2013; appointed President/CEO since 7/2015

Kenneth Cornell Bosket	69	Director since 06/2008; appointed to CFO since 6/2016

Montse Zaman	47	Director, Secretary and Treasurer since 02/2008

Shahram Khial	71	Director, Vice President of Marketing since 08/2020

Mohammad Sadrolashrafi	66	Director, Vice President of Operations since 08/2020

Jamie Hadfield	44	Director, Marketing/Merger and Acquisition Officer since 10/2021

Shawn Jones	51	Director, Business Developer/Merger and Acquisition Manager since 10/2021

Vinoth Sambandam	39	Appointed CTO since 01/2017

There are no family relationships between or among any Officer and Director except that Mike Zaman and Montse Zaman are husband and wife.

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

JAMIE HADFIELD - Jamie Hadfield is a healthcare professional with sound interpersonal communication skills, as well as a well-rounded balanced and effective individual with various managerial skills to achieve the company’s strategic goals. Jamie earned her Master’s degree in business administration from Webster University, Saint Lewis, Missouri and received her Bachelors of Science Nursing from the Regents College, Albany, New York.

SHAWN JONES - Shawn Jones is an entrepreneur that specializes in starting, building, and selling successful startup companies.  Shawn earned his Bachelor of Science (BSc) in psychology from Southern Utah University in Cedar City, Utah.

CONFLICTS OF INTEREST

The Officers and Directors of the Company will devote most of their time to the Company; however, there will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

ITEM 11: EXECUTIVE COMPENSATION

During the fiscal period 2021, the Company recorded aggregate compensation of $353,500 due to officers and directors. As of December 31, 2021, the outstanding balance due to officers and directors was $830,790.

During the fiscal period 2020 the Company paid its officers and directors an aggregate of $465,512. The remaining directors made the decision to serve as officers and/or directors without compensation upon appointment for the fiscal period 2020.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS COMPENSATION

	Annual compensation					Long-term compensation
						Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)		Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Kenneth Cornell Bosket	2021	60,000	-	-	-	-	-	-	-	60,000
CFO, Director	2020	60,000	-		-	-	-	-	-	60,000
	2019	3,650	-		-	-	-	-	-	3,650

Montse Zaman	2021	60,000								60,000
COO, Director	2020	60,000	-		-	-	-	-	-	60,000
	2019	-	-		-	-	-	-	-	-

Arnulfo Saucedo-Bardan	2021	60,000	-	-	-	-	-	-	-	60,000
Former Director	2020	60,000	-		-	-	-	-	-	60,000
	2019	-	-		-	-	-	-	-	-

Mike Zaman	2021	240,000	-		-	-	-	-	-	240,000
CEO, Director	2020	240,000	-		-	-	-	-	-	240,000
	2019	-	-		-	-	-	-	-	-

Vinoth Sambandam	2021	12,000	-			-	-	-	-	12,000
CTO	2020	21,756	-		21,756	-	-	-	-	43,512
	2019	25,008	-		25,008	-	-	-	-	50,016

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

There were 13,318,642 shares of the Company' common stock issued and outstanding on December 31, 2021. There are 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding at December 31, 2020. No other Preferred Shares are outstanding at December 31, 2020. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

_______________

(1)	Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Montse Zaman (1)	10,029,589	75.30%
11226 Pentland Downs Street
Las Vegas, NV 89141

Jamie Hadfield	400,000	3.00%
1610 W 100 N 82
St. George, Ut 84770

Vinoth Sambandam (1)	422,244	3.17%
L41A Bharathy Thasan Colony
KK Nagar, Chennai, 600 078 India

Mohammad Sadrolashraf	40,000	0.03%
1160 S Nevada Street
Carson City, Nevada 89703

Shahram Khial	2,768	0.02%
15030 Ventura Blvd Ste. 771
Sherman Oaks, Cailifornia 91403

Kenneth Cornell Bosket (1)	21,022	0.16%
1453 Flintrock Road
Henderson, Nevada 89014

Mike Zaman (1)	7,476	0.06%
11226 Pentland Downs Street
Las Vegas, NV 89141

All directors and officers as a group	10,923,099	82.01%

_______________

(1)	Denotes officer or director.

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

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the number of shares to be issued pursuant to the Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As in 2020, the Company in 2021 was provided office space by one of its officer and director at no charge. The Company believes that the provided office space is sufficient for its needs during the foreseeable future.

During the period ending December 31, 2021, the Company issued 400,000 shares of Common stock from a $200,000 purchase price from Jamie Hadfield, an officer of the Company.

During the period ending December 31, 2021, the Company issued 2,250 shares of Common stock to Vinot Sambandam, an officer of the Company, for the settlement of $5,385 debt for service rendered from a related party.

As of December 31, 2021, the Company had remaining note payables balances to Willy A Saint-Hilaire for a total of $22,340. The payables of $3,912, $2,500, $1,518, $1,110, $2,750, $750, and $6,300 are unsecured with maturity dates of March 12, 2022, April 6, 2022, April 16, 2022, April 21, 2022, April 30, 2922, May 4, 2022, and May 21, 2022 respectively.

As of December 31, 2021, the Company had a note payable balance to Shahram Khial for an amount of $3,500, The payable of $3,912 is unsecured with maturity date of April 22, 2022.

As of December 31, 2021, the Company had a payable of $480,000 to Mike Zaman, an officer of the Company, for services performed.

As of December 31, 2021, the Company had a payable of $105,850 to Kenneth Cornell Bosket, an officer of the Company, for services performed.

As of December 31, 2021, the Company had a payable of $120,000 to Montse Zaman, an officer of the Company, for services performed.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 19, 2018, the Company engaged M&K CPAS PLLC as the Company’s independent registered accounting firm commencing with the quarter ending March 31, 2018 through and including the fiscal year ending December 31, 2021.

	2021	2020
Audit fees	$21,650	$16,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15: EXHIBITS

EXHIBITS FILED WITH THIS REPORT

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Exhibit filed herewith

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 31, 2022.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2022.

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Montse Zaman	Director, Chief Operating Officer
Montse Zaman

/s/ Kenneth Cornell Bosket	Director, Chief Financial Officer (Principal
Kenneth Cornell Bosket	Financial Officer), Principal Accounting Officer

