Form 10-Q
period 2022-03-31
Crown Equity Holdings, Inc.
filed 2022-05-11
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the number of shares outstanding of the registrant’s class of common stock was 13,338,642.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021

Current assets
Cash	$3,503	$4,320
Investments in trading securities	285,304	588,945
Total Current Assets	288,807	593,265
Property and Equipment, net	8,192	10,020
Total Assets	$296,999	$603,285

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$141,975	$139,979
Accounts payable and accrued expenses to related party	933,240	830,790
Margin loan – Brokerage account	151,883	263,151
Notes payable to related parties	6,512	3,912
Convertible notes payable to related parties, net of debt discount	17,028	18,428
Current portion of long-term debt	13,826	18,169
Total Current Liabilities	1,264,464	1,274,429

Non-Current liabilities
Long-term debt	1,631	2,414
Total Liabilities	1,266,095	1,276,843

Stockholders' deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 13,338,642 and 13,318,642 shares issued and outstanding at March 31, 2022 and December 31, 2021	13,338	13,318
Additional paid-in capital	12,739,970	12,729,990
Accumulated deficit	(13,722,405)	(13,416,867)
Total stockholders' deficit	(969,096)	(673,558)
Total liabilities and stockholders' deficit	$296,999	$603,285

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	March 31,
	2022	2021

Revenues
Revenues	$144	$2,905
Revenues – Related Party	-	3,825
Total Revenues	144	6,730

Operating expenses
General and administrative expense	127,916	137,236
Depreciation	1,828	1,828
Total Operating Expenses	129,744	139,064

(Loss) from operations	(129,600)	(132,334)

Other income (expense)
Interest expense	(565)	(942)
Gain (loss) on stock held	(171,851)	(12,053)
Investment expense	(3,522)	(751)
Debt discount amortization	-	(7,352)
Total Other Expense	(175,938)	(21,098)

Net (loss)	$(305,538)	$(153,432)

Basic and Diluted income (loss) per share
Basic and diluted income loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding basic and diluted	13,323,531	12,910,238

The accompanying notes are an integral part of these financial statements

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2021	1,000	$1	13,318,642	$13,318	-	$12,729,990	$(13,416,867)	$(673,558)
Common Stock issued for cash	-	-	20,000	20	-	9,980	-	10,000
Net loss	-	-					(305,538)	(305,538)
Balances at March 31, 2022	1,000	$1	13,338,642	$13,338	-	$12,739,970	$(13,722,405)	$(969,096)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2020	1,000	$1	12,901,753	$12,902	3,000	$12,506,375	$(12,966,074)	$(443,796)
Common Stock Subscribed for services – Third Party	-	-	1,286	1	750	2,249	-	3,000
Warrant Subscriptions	-	-	-	-	-	25	-	25
Settlement of AP	-	-	11,504	11	-	17,245	-	17,256
Net loss	-	-					(153,432)	(153,432)
Balances at March 31, 2021	1,000	$1	12,914,543	$12,914	3,750	$12,525,894	$(13,119,506)	$(576,947)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities
Net (loss)	$(305,538)	$(153,432)
Forgiveness of EIDL Advance		-
Depreciation	1,828	1,828
Loss (gain) on stocks held	171,851	12,053
Loss on investment	3,522	751
Amortization of beneficial conversion feature	-	7,352
Changes in operating assets and liabilities
Brokerage account or margin loan	-	29,583
Deferred revenue – related party	-	(4,250)
Accounts payable and accrued expenses – related party	102,450	88,044
Accounts payable and accrued expenses	1,996	18,284
Net cash (used in) operating activities	(23,891)	213

Cash flows from investing activities
Cash withdrawn from brokerage account	17,000	-
Net cash (used in) investing activities	17,000	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(3,300)	(6,794)
Borrowings from convertible notes payable, related party	-	9,333
Borrowings from notes payable, related party	4,500	-
Proceeds from Sale of Stock	10,000	-
Principal payments on debt	(5,126)	(4,469)
Warrant Subscriptions	-	25
Shares subscribed for cash	-	3,000
Net cash provided by financing activities	6,074	1,095

Net increase (decrease) in cash	(817)	1,308

Cash, beginning of period	4,320	3,047

Cash, end of period	$3,503	$4,355

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$942
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
RP-AP Converted into common stock	$-	17,256
Shares issued for stock payable	$-	$2,250

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

 NOTES FINANCIAL STATEMENTS

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

On January 27, 2020, the Company re-acquired from AVOT the online business iB2BGlobal.com since the Company had not received the shares promised during the original sale.

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

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$3,825	$3,825
Click Based and Impressions Ads	144	-	144	-	-	-
Domain Registrations	-	-	-	-	-	-
Publishing and Distribution	-	-	-	2,905	-	2,905
Server	-	-	-	-	-	-
	$144	$-	$144	$2,905	$3,825	$6,730

Revenue as of March 31, 2022 is based on the display of click based and impressions ads located on the Company’s websites.

	Mar 31,	Mar 31
	2022	2021

Deferred Revenue	$-	$7,083

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2022 and December 31, 2021.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the period ending March 31, 2022, 100% of the Company’s revenues were received through a third party click based and impression ads on its websites.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2022 and 2021. Compensation expense, auto, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2022 or 2021.

Basic and Diluted Net (Loss) per Share

	Three Months Mar 31, 2022	Three Months Mar 31, 2021
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(305,538)	$(153,432)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(305,538)	$(153,432)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	13,323,531	12,910,238

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended March 31, 2022 and 2021. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2022 is 21,400,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of March 31, 2022, and December 31, 2021, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of March 31, 2022 and December 31, 2021:

	Mar 31, 2022	Dec 31, 2021
Net operating loss	$817,421	$753,258
Valuation allowance	(817,421)	(753,258)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2022 and December 31, 2021.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended March 31, 2022 and December 31, 2021.

Advertising Cost

The Company spent $0 for advertisement for the periods ended March 31, 2022 and March 31, 2021.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $13,722,405 since its inception and had a working capital deficit of $992,657 negative cash flows from operations and limited business operations as of March 31, 2022. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at March 31, 2022 and December 31, 2021:

	Mar 31, 2022	Dec 31, 2021
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(100,430)	(98,602)
Property and Equipment, net	$8,192	$10,020

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $1,828, and $1,828 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 4 – INVESTMENT TRADING SECURITIES AND MARGIN LOANS

The Company invested in various industries within the Nasdaq and New York stock exchange.

As of March 31, 2022, the market value of the Company’s account portfolio, consisting of stocks only, was $285,304 offset by a margin loan of $151,883. The margin loan is collateralized by the securities in the account and carries 7.5% annual interest rate. For the period ending March 31, 2022, the company withdrawn $17,000 and had an investment Expenses was $3,522 with an unrealize loss of $171,851.

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

A $6,168 note from a third party for the purchase of fixed assets, bearing interest at 16.60% amortized over 36 months with payments of $219.

A $1,188 note from a third party for the purchase of fixed assets, bearing interest at 16.60%, amortized over 36 months with payments of $42.

The following is a schedule of the net book value of the finance lease.

Assets	March 31, 2022
Leased equipment under finance lease,	$108,622
less accumulated amortization	(100,430)
Net	$8,192

Liabilities	March 31, 2022
Obligations under finance lease (current)	$13,826
Obligations under finance lease (noncurrent)	1,631
Total	$15,457

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$8,192
Liability balance	15,457
Cash flow (operating)	-
Cash flow (financing)	-
Interest expense	$257

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2022	13,467
2023	3,041
Thereafter	-
Total	16,508
Less: Imputed Interest	(1,051)
Total Liability	15,457

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	1.01 years	17%

Based on average interest rate of 17%, average term remaining (months) 9.5 Average term remain (years) 1.01

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of March 31, 2022, and December 31, 2021, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

Name	Note Date	Date	Rate	Rate	2022

Related Party Notes Payable:
Willy A Saint-Hilaire	03/12/2021	03/12/2022	16%	$-	2,012
Willy A. Saint-Hilaire	02/28/2022	03/28/2022	0%	$-	4,500

Related Party Convertible Notes Payable:
Willy A Saint-Hilaire	04/06/2021	04/06/2022	12%	$-	2,500
Willy A Saint-Hilaire	04/16/2021	04/16/2022	12%	$-	1,518
Willy A Saint-Hilaire	04/21/2021	04/21/2022	12%	$-	1,110
Shahram Khial	04/22/2021	04/22/2022	12%	$-	3,500
Willy A Saint-Hilaire	04/30/2021	04/30/2022	15.15%	$-	2,750
Willy A Saint-Hilaire	05/04/2021	05/04/2022	15.15%	$-	750
Willy A Saint-Hilaire	05/21/2021	05/21/2022	0%	$-	4,900
Total Convertible Related Party Notes Payable					17,028
Less: Debt Discount					0
Convertible Notes Payable, net of Discount - Related Party					-

Willy Ariel Saint-Hilaire

On March 12, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $9,332 at 16% interest. The company made principal reduction payments of $5,421, during the year ended period of December 31, 2021. As of March 31, 2022, the balance on this note is $2,012.

On April 6, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $2,500 at an interest rate of 12%. As of March 31, 2022, the principal balance on this note was $2,500.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,518 at an interest rate of 12%. As of March 31, 2022, the principal balance on this note was $1,518.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%. As of March 31, 2022, the principal balance on this note was $1,110.

On April 22, 2021, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500 at an interest rate of 12%. As of March 31, 2022, the principal balance on this note was $3,500.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $2,750.00 at an interest rate of 15.15%. As of March 31, 2022, the principal balance on this note was $2,750.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $750 at an interest rate of 15.15%. As of March 31, 2022, the principal balance on this note was $750.

On May 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $7,280. As of March 31, 2022, the principal balance on this note was $4,900.

On February 28, 2022, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $4,500 at an interest rate of 0%. As of March 31, 2022, the principal balance on this note was $4,500.

Shahram Khial

On April 27, 2020, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. As of March 31, 2022, the balance on this note was $3,500.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobile lease payments.

The Company agreed to pay the automobile lease of $395 and $278 a month, on a month-to-month basis and can be cancelled at any time but expects to continue lease payments for the full 2022 year.

The Company entered into an agreement, effective January 1, 2020, to pay Arnulfo Saucedo-Bardan $5,000 per month for website development, design maintenance and other IT services and solutions.

On February 13, 2020, Munti Consulting LLC was issued a warrant at a price of $0.000025 per share ($25 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share. Exercisable after the first (1st) anniversary of the date of filing of the first Form S1 filed with the U.S. Securities and Exchange Commission after the issuance of this Warrant.

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

Summary of Warrants Issued:

Issue Date	Issued To	Shares	Exercise price per share	Warrant price per share	Total Paid for Warrants
02/13/2020	Munti Consulting LLC	1,000,000	$0.60	$0.000025	$25.00
03/13/2020	BBCKQK Trust Kevin Wiltz	1,000,000	$0.60	$0.000025	$25.00
04/01/2020	Addicted 2 Marketing LLC	100,000	$0.60	$0.000025	$2.50
05/07/2020	Arnold F Sock	500,000	$0.60	$0.000025	$12.50
05/07/2020	Rudy Chacon	200,000	$0.60	$0.000025	$5.00
05/07/2020	Sadegh Salmassi	200,000	$0.60	$0.000025	$5.00
05/08/2020	Glen J Rineer	200,000	$0.60	$0.000025	$5.00
05/08/2020	Barry Cohen	200,000	$0.60	$0.000025	$5.00
05/13/2020	Steven A Fishman	200,000	$0.60	$0.000025	$5.00
05/13/2020	Wendell & Sharon Piper	200,000	$0.60	$0.000025	$5.00
05/27/2020	James Bobrik	200,000	$0.60	$0.000025	$5.00
05/28/2020	Richard R Shehane	200,000	$0.60	$0.000025	$5.00
06/03/2020	Jeffery Connell	100,000	$0.60	$0.000025	$2.50
06/08/2020	Hassan M Oji	300,000	$0.60	$0.000025	$7.50
06/09/2020	Kim Smith	500,000	$0.60	$0.000025	$12.50
06/12/2020	Violet Gewerter	500,000	$0.60	$0.000025	$12.50
06/16/2020	Roy S Worbets	200,000	$0.60	$0.000025	$5.00
06/30/2020	Chris Knudsen	200,000	$0.60	$0.000025	$5.00
07/01/2020	Donald Kitt	200,000	$0.60	$0.000025	$5.00
08/13/2020	Monireh Sepahpour	500,000	$0.60	$0.000025	$12.50
08/18/2020	Monica Shayestehpour	1,000,000	$0.60	$0.000025	$25.00
09/02/2020	Hongsing Phou	200,000	$0.60	$0.000025	$5.00
09/08/2020	Pejham Khial	500,000	$0.60	$0.000025	$12.50
09/15/2020	Salvatore Marasa	200,000	$0.60	$0.000025	$5.00
09/21/2020	Richard W LeAndro	500,000	$0.60	$0.000025	$12.50
09/21/2020	Richard W LeAndro Jr	500,000	$0.60	$0.000025	$12.50
09/25/2020	Seyed M Javad	200,000	$0.60	$0.000025	$5.00
10/06/2020	Nasrin Montazer	500,000	$0.60	$0.000025	$12.50
10/13/2020	Jagjit Dhaliwal	1,000,000	$0.60	$0.000025	$25.00
01/03/2021	Marjan Tina and Reno Suwarno	1,000,000	$0.60	$0.000025	$25.00
	Total:	12,300,000			$307.50

Related Party:
03/13/2020	Willy A Saint-Hilaire	1,000,000	$0.60	$0.000025	$25.00
04/28/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
05/01/2020	Mike Zaman	1,000,000	$0.60	$0.000025	$25.00
05/01/2020	Montse Zaman	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Malcolm Ziman	200,000	$0.60	$0.000025	$5.00
05/08/2020	Brett Matus	200,000	$0.60	$0.000025	$5.00
05/11/2020	Mohammad Sadrolashrafi	500,000	$0.60	$0.000025	$12.50
05/04/2020	Arnulfo Saucedo-Bardan	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Brian D. Colvin	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Jacob Colvin	200,000	$0.60	$0.000025	$5.00
05/19/2020	Joan R Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/19/2020	Marvin A Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/20/2020	Willy Rafael Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
05/29/2020	Ybelka Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
06/09/2020	Kenneth Cornell Bosket	1,000,000	$0.60	$0.000025	$25.00
06/19/2020	Elvis E Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
07/01/2020	Theresa Kitt	200,000	$0.60	$0.000025	$5.00
07/10/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
		9,100,000			227.00

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

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the three months ended March 31, 2022, total convertible notes and not convertible notes from related parties was $17,028 and $6,512 respectively. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

The Company entered into an agreement, effective January 1, 2020, to pay Mike Zaman $20,000 per month for managerial services.

The Company entered into an agreement, effective January 1, 2020, to pay Kenneth Bosket $5,000 per month for administrative services.

The Company entered into an agreement, effective January 1, 2020, to pay Montse Zaman $5,000 per month for administrative services.

As of March 31, 2022, December 31, 2021 and March 31, 2021, the Company has a balance of $933,240, $532,290 and $830,790 respectively of accounts and accrued expenses payable with related parties.

NOTE 9 – STOCK HOLDERS’ DEFICIT

Common Stock

During the three months ending March 31, 2022, the Company issued the following:

•	On March 09, 2022, the Company issued 20,000 restricted shares of common stock for a total of $10,000 in cash. The shares were sold at the price of $0.50 per share on the purchased date.

On February 13, 2020, the Company granted non-qualified stock warrants purchasing up to 1,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s next S registration filing, the date of filing of such S registration has not yet been determined.

On March 13, 2020, the Company granted non-qualified stock warrants purchasing up to 2,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S1 registration filing.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of March 31, 2022.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of March 31, 2022, the Company has 1,000 shares of Series A Preferred Stock outstanding.

NOTE 10 - INCOME TAXES

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

The Company did not have taxable income during 2021.

The Company's deferred tax assets consisted of the following as of March 31, 2022 and December 31, 2021:

	2022	2021
Net operating loss	$817,421	$753,258
Valuation allowance	(817,421)	(753,258)
Net deferred tax asset	$-	$-

As of March 31, 2022, and December 31, 2021, the Company's accumulated net operating loss carry forward was approximately $3,892,483 and $3,586,945 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

On April 11, 2022, the Company entered into a convertible promissory note with Jamie Hadfield in the amount of $10,000.00 at an interest rate of 12% due within 3 months of the loan date.

On April 18, 2022, the Company amended a promissory note dated February 28, 2022, of Willy A. Saint-Hilaire (a related party) having a principal amount of $4,500, with a promise to pay date extension from March 28, 2022, to July 28, 2022, as well as increasing the interest rate from 0% to 12%, starting from the original date of the loan.

On May 3, 2022, STAVATTI UAVS, LTD purchased 8,000 restricted shares of common stock at $0.50 per share, for an amount of $4,000. At this time, the shares have not been issued.

Management has evaluated subsequent events as of the date of the Financial Statements and has determined that all events are disclosed herein.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

During the period ending March 31, 2022, the Company utilized the services of independent contractors and its following officers, Mike Zaman, Kenneth Bosket Montse Zaman, and Vinoth Sambandam.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 Compared to the Three months ended March 31, 2021

For the three months ended March 31, 2022, revenues were $144 which was from a third party, and $6,730 for the same period in 2021.

Revenues for the three months ended March 31, 2022 was lower primarily due to the decrease in advertising and publishing revenue recognized for the period.

Operating expenses were $129,744 for the three months ended March 31, 2022 and $139,064 for the same period in 2021. Decrease in operating expenses was primarily due to a decrease of $9,320 in quarterly officer compensation.

Other expenses for the three-month period ended March 31, 2022 were $175,938 and $21,098 for the same quarter in 2021. The increase in other expenses was primarily due to loss of shares issued to settle accounts payable.

Interest expense for the three months ended March 31, 2022 and 2021 was $565 and $942, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, Crown Equity had current assets of $288,807 and current liabilities of $1,264,464 resulting in working capital deficit of $975,657. Net cash used by operating activities for the three months ended March 31, 2022 was $23,891 compared to net cash used of $213 for the same period in 2021.

Net cash provided by investing activities was $17,000 and $0 for the three months ended March 31, 2022 and 2021, respectively. The Company withdrew $17,000 cash from investment.

Net cash provided by financing activities during the three months ended March 31, 2022 was $6,074 compared to net cash provided of $1,095 for the same period in 2021. For the three months ended March 31, 2022, we borrowed $4,500 from related parties.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2021.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, Crown Equity issued 20,000 shares for $10,000 cash at $0.50 per share of common stock for operating capital

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32.1	Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2	Certification of Compliance to Sarbanes-Oxley

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH **	Inline XBRL Taxonomy Extension Schema Document.

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CROWN EQUITY HOLDINGS INC.

Date: May 11, 2022	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

