Form 10-Q
period 2022-06-30
Crown Equity Holdings, Inc.
filed 2022-08-15
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the number of shares outstanding of the registrant's class of common stock was 13,346,642.

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

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021

Current assets
Cash	$6,618	$4,320
Investments in trading securities	31,778	588,945
Total Current Assets	38,396	593,265
Property and Equipment, net	5,977	10,020
Total Assets	$44,373	$603,285

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$139,663	$139,979
Accounts payable and accrued expenses to related party	1,029,690	830,790
Margin loan – Brokerage account	-	263,151
Notes payable to related parties	15,300	3,912
Convertible notes payable to related parties, net of debt discount	16,728	18,428
Current portion of long-term debt	11,264	18,169
Total Current Liabilities	1,212,645	1,274,429

Non-Current liabilities
Long-term debt	1,708	2,414
Total Liabilities	1,214,353	1,276,843

Stockholders' deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 13,346,642 and 13,318,642 shares issued and outstanding at June 30, 2022 and December 31, 2021	13,346	13,318
Stock Payable	-	-
Additional paid-in capital	12,743,962	12,729,990
Accumulated deficit	(13,927,289)	(13,416,867)
Total stockholders' deficit	(1,169,980)	(673,558)
Total liabilities and stockholders' deficit	$44,373	$603,285

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$413	$1,345	$557	$4,250
Revenue – related party	2,150	4,250	2,150	8,075
Total Revenue	2,563	5,595	2,707	12,325

Operating expenses
Depreciation	2,216	1,828	4,043	3,656
General and Administrative	122,547	123,523	250,464	260,759
Total Operating Expenses	124,763	125,351	254,507	264,415
Net Operating Income (Loss)	(122,200)	(119,756)	(251,800)	(252,090)

Other (expense)
Interest expense	(872)	(2,308)	(1,438)	(3,250)
Gain on Forgiveness of Debt	-	4,101	-	4,101
Debt Discount Amortization	-	(3,572)	-	(10,924)
Gain (Loss) on Stocks Held or Sold	(80,717)	37,601	(252,568)	25,548
Other Income (Expense)	(1,095)	(1)	(4,616)	(752)
Total other expense	(82,684)	35,821	(258,622)	14,723
Net (loss)	$(204,884)	$(83,935)	$(510,422)	$(237,367)

Net (loss) per common share – basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	13,343,741	12,918,229	13,333,692	12,914,206

The accompanying notes are an integral part of these financial statements

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

For the Three Months Ended June 30, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at March 31, 2022	1,000	$1	13,338,642	$13,318	-	$12,739,970	$(13,722,405)	$(969,096)
Common Stock issued for cash	-	-	8,000	8	-	3,992	-	4,000
Rounding	-	-	-	-	-	-
Net loss	-	-					(204,884)	(204,884)
Balances at June 30, 2022	1,000	$1	13,346,642	$13,346	-	$12,743,962	$(13,927,289)	$(1,169,980)

For the Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at March 31, 2021	1,000	$1	12,914,543	$12,914	$3,750	$12,525,894	$(13,119,506)	$(576,947)
Common Stock Issued for services	-	-	4,099	$4	$(3,750)	$4,496	$-	$750
Net loss	-	-	-	-	-	-	(236,367)	(236,367)
Balances at June 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,203,441)	$(660,132)

For the Six Months Ended June 30, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2021	1,000	$1	13,318,642	$13,318	-	$12,729,990	$(13,416,867)	$(673,558)
Common Stock issued for cash	-	-	28,000	28	-	13,972	-	14,000
Net loss	-	-					(510,422)	(510,422)
Balances at June 30, 2022	1,000	$1	13,346,642	$13,346	-	$12,743,962	$(13,927,289)	$(1,169,980)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2021	1,000	$1	12,901,753	$12,902	$3,000	$12,506,375	$(12,966,074)	$(443,796)
Common Stock Issued for Common Stock Payable	-	-	1,286	$1	$750	$2,249	$-	$3,000
Settlement of AP for Common Stock	-	-	11,504	$11	$-	$17,245	$-	$17,256
Common Stock Issued for services	-	-	4,099	$4	$(3,750)	$4,496	$-	$750
Warrant Subscription	-	-	-	$-	$-	$25	$-	$25
Net loss	-	-	-	-	-	-	(236,367)	(237,367)
Balances at June 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,203,441)	$(660,132)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities
Net (loss)	$(510,422)	$(237,367)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	4,043	3,656
Loss (gain) on brokerage account	252,568	(25,548)
Loss on investment	4,616	752
Amortization of beneficial conversion feature	-	10,924
Gain on forgiveness of debt	-	(4,101)
Changes in operating assets and liabilities
Brokerage account or margin loan	-	34,551
Deferred revenue – related party	-	(8,500)
Accounts payable and accrued expenses – related party	198,900	192,344
Accounts payable and accrued expenses	(484)	17,732
Net cash(used in) operating activities	(50,779)	(15,557)

Cash flows from investing activities
Cash (transfer to) withdrawn from brokerage account	37,000	-
Net cash provided by investing activities	37,000	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(4,812)	(6,794)
Borrowings from convertible notes payable, related party	-	9,333
Borrowings from notes payable, related party	14,500	18,616
Proceeds from Sale of Stock	14,000	-
Principal payments on debt	(7,611)	(9,558)
Warrant Subscriptions	-	25
Shares subscribed for cash	-	3,750
Net cash provided by financing activities	16,077	15,372

Net increase (decrease) in cash	2,298	(185)

Cash, beginning of period	4,320	3,047

Cash, end of period	$6,618	$2,862

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$6,707
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
RP-AP Converted into common stock	$-	17,256
Shares issued for stock payable	$-	$6,750
Repayments on Margin loan Brokerage account	$263,151	$-

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. ("Crown Equity" or the "Company") was incorporated in August 1995 in Nevada. The Company offers through its digital network of websites, advertising branding, marketing solutions and other services to boost customer awareness, as well as merchant visibility as a worldwide online multi-media publisher. The Company focuses on the distribution of information for the purpose of bringing together its audience with the advertisers that want to reach them. Its advertising services cover and connect a range of marketing specialties, as well as provide search engine optimization for clients interested in online media awareness. Crown Equity Holdings' objective is making its endeavor known as CRWE WORLD into a online news and information source, as well as a one stop shop for various distinct products and services. The Company also offers services to companies seeking to become public entities in the United States, as well as providing various consulting services to companies and individuals dealing with corporate structure and operations globally.

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

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$7,650	$7,650
Accounting		2,000	2,000
Click Based and Impressions Ads	247	-	247	115	-	115
Publishing and Distribution	310	150	460	4,560	-	4,560
Server	-	-	-	-	-	-
	$557	$2,150	$2,707	$4,675	$7,650	$12,325

Revenues was received through provided accounting services, click based and impression ads located on the Company’s websites, as well as from publishing and disseminating press releases.

	June 30,	June 30,
	2022	2021

Deferred Revenue	$-	$2,833

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2022 and December 31, 2021.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the six-month period ending June 30, 2022, 74% of the Company's revenues were from accounting services, of which 100% of the accounting revenue earned were through a related party of the Company, with 17% of the Company's revenues being received through the publishing and distribution of press releases, of which 6% of the publishing and distribution revenue received were also received through a Company related party, and the remaining 9% of the revenue earned was received from the display of click-based and impressions ads on the company's online site.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2022 and 2021: Compensation expense, auto, travel and entertainment, legal and accounting, utilities, websites, office expenses, depreciation and other administrative related expenses.

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

Basic and Diluted Net (Loss) per Share

	Six Months June 30, 2022	Six Months June 30, 2021
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(510,422)	$(237,367)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(510,422)	$(237,367)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	13,333,692	12,914,206

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended June 30, 2022, and 2021. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2022, is 21,401,000.

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

The Company's deferred tax assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2022	Dec 31, 2021
Net operating loss	$860,447	$753,258
Valuation allowance	(860,447)	(753,258)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2022 and December 31, 2021.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended June 30, 2022 and December 31, 2021.

Advertising Cost

The Company spent $0 for advertisement for the periods ended June 30, 2022 and 2021.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $13,927,290 since its inception and had a working capital deficit of $1,174,250, negative cash flows from operations and limited business operations as of June 30, 2022. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company's policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following on June 30, 2022 and December 31, 2021:

	June 30, 2022	Dec 31, 2021
Computers – 3 year estimated useful life	$108,622	108,622
Less – Accumulated Depreciation	(102,645)	(998,602)
Property and Equipment, net	$5,977	10,020

Depreciation has been provided over each asset's estimated useful life. Depreciation expense was $4,043, and $3,656 for the six months ended June 30, 2022 and 2021 respectively.

NOTE 4 – BROKERAGE ACCOUNT

As of June 30, 2022, the market value of the Company's account portfolio was $30,646. During the period ending June 30, 2022, $37,000 was transferred from the brokerage account to operating account. The opening value of the account was $325,794, resulting in losses in portfolio investment as follows:

Net loss on investment in securities account for the six months ended June 30, 2022	$252,568
Less – Net gain and losses recognized during 2022 on equity securities sold during the period	$252,568
Unrealized losses recognized during 2022 on equities securities still held at June 30, 2022	$-

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

The following is a schedule of the net book value of the finance lease.

Assets	June 30, 2022
Leased equipment under finance lease,	$108,622
less accumulated amortization	(102,645)
Net	$5,977

Liabilities	June 30, 2022
Obligations under finance lease (current)	$11,264
Obligations under finance lease (noncurrent)	1,708
Total	$12,972

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$5,977
Liability balance	12,972
Cash flow (operating)	-
Cash flow (financing)	-
Interest expense	$1,615

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2022	9,866
2023	2,868
Thereafter	-
Total	12,734
Less: Imputed Interest	(599
Total Liability	12,135

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	0.76 years	16%

Based on average interest rate of 16%, average term remaining (months) 13.67 Average term remain (years) 1.13.

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of June 30, 2022, and December 31, 2021, the Company had unamortized discount of $0 and $0, respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Jun 30,
Name	Note Date	Date	Rate	Rate	2022

Related Party Notes Payable:
Jamie Hadfield	04/07/2022	07/07/2022	12%	$-	10,000
Willy A Saint-Hilaire	03/12/2021	03/12/2022	16%	$-	800
Willy A. Saint-Hilaire	02/28/2022	07/28/2022	12%	$-	4,500

Third Party Convertible Notes Payable:
Willy A Saint-Hilaire	04/06/2021	04/06/2022	12%	$-	2,500
Willy A Saint-Hilaire	04/16/2021	04/16/2022	12%	$-	1,518
Willy A Saint-Hilaire	04/21/2021	04/21/2022	12%	$-	1,110
Shahram Khial	04/22/2021	04/22/2022	12%	$-	3,500
Willy A Saint-Hilaire	04/30/2021	04/30/2022	15.15%	$-	2,750
Willy A Saint-Hilaire	05/04/2021	05/04/2022	15.15%	$-	750
Willy A Saint-Hilaire	05/21/2021	05/21/2022	0%	$-	4,600
Total Convertible Related Party Notes Payable					16,728
Less: Debt Discount					0
Convertible Notes Payable, net of Discount - Related Party					16,728

Willy Ariel Saint-Hilaire

On March 12, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $9,332 at 16% interest. The company made principal reduction payments of $5,421, during the year ended period of December 31, 2021. As of March 31, 2022, the balance on this note is $2,012. With the additional payments totaling $1,212, during the second quarter period ending June 30, 2022, the balance on the note is $800

On April 6, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $2,500 at an interest rate of 12%. As of June 30, 2022, the principal balance on this note was $2,500.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,518 at an interest rate of 12%. As of June 30, 2022, the principal balance on this note was $1,518.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%. As of June 30, 2022, the principal balance on this note was $1,110.

On April 22, 2021, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500 at an interest rate of 12%. As of June 30, 2022, the principal balance on this note was $3,500.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $2,750.00 at an interest rate of 15.15%. As of June 30, 2022, the principal balance on this note was $2,750.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $750 at an interest rate of 15.15%. As of June 30, 2022, the principal balance on this note was $750.

On May 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $7,280. As of March 31, 2022, the principal balance on this note was $4,900. With the additional payments totaling $300, during the second quarterly period ending June 30, 2022, the balance on the note is $4,600.

On February 28, 2022, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $4,500 at an interest rate of 0%. As of June 30, 2022, the principal balance on this note was $4,500.

Shahram Khial

On April 27, 2020, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. As of June 30, 2022, the balance on this note was $3,500.

Jamie Hadfield

On April 7, 2022, the Company entered into a promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12% . As of June 30, 2022, the principal balance on this note was $10,000.

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

The Company is periodically advanced operating funds from related parties with convertible notes payable. During the six months ended June 30, 2022, total convertible notes and not convertible notes from related parties was $16,028 and $15,300, respectively. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties

The Company entered into an agreement, effective January 1, 2020, to pay Mike Zaman $20,000 per month for managerial services.

The Company entered into an agreement, effective January 1, 2020, to pay Kenneth Bosket $5,000 per month for administrative services.

The Company entered into an agreement, effective January 1, 2020, to pay Montse Zaman $5,000 per month for administrative services.

As of June 30, 2022, the Company has a balance of $1,029,690 of accounts and accrued expenses payable with related parties.

NOTE 9 – STOCK HOLDERS' DEFICIT

Common Stock

During the six months ending June 30, 2022, the Company issued the following:

•	On March 9, 2022, the Company issued 20,000 restricted shares of common stock for a total of $10,000 in cash. The shares were sold at the price of $0.50 per share on the purchase date.
•	On May 3, 2022, the Company issued 8,000 restricted shares of common stock for a total of $4,000 in cash. The shares were sold at the price of $0.50 per share on the purchase date.

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

Equity Incentive Plan

The Company's 2006 Equity Incentive Plan, as amended and restated (the "Equity Incentive Plan"), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of June 30, 2022

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of June 30, 2022, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2021.

The Company's deferred tax assets consisted of the following as of June 30, 2022, and December 31, 2021:

	2022	2021
Net operating loss	$860,447	$753,258
Valuation allowance	(860,447)	(753,258)
Net deferred tax asset	$-	$-

As of June 30, 2022, and December 31, 2021, the Company's accumulated net operating loss carry forward was approximately $4,097,367 and $3,586,945, respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

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

As of June 30, 2022, Crown Equity has 4 employees and utilized the services of one independent contractor and the following four officers, Mike Zaman, Kenneth Bosket, Montse Zaman and Vinoth Sambandam.

RESULTS OF OPERATIONS

Three months ended June 30, 2022, Compared to the Three months ended June 30, 2021

For the three months ended June 30, 2022, revenues were $2,563 and $5,595 for the same period in 2021.

Revenues for the three months ended June 30, 2022 was lower compared to the same period in 2021 primarily due to less advertising income earned from related parties, as well as less publishing and distributing income earned.

Operating expenses were $124,763 for the three months ended June 30,2022 and $125,351 for the same period in 2021.

Other income (expenses) for the three-month period ended June 30, 2022 were $82,685 and $35,821 for the same quarter in 2021. The increase in other expenses was primarily due to an increase in Gain (loss) on Stocks Held or Sold of $80,717.

Interest expense for the three months ended June 30, 2022 and 2021 was $872 and $2,308, respectively.

Six months ended June 30, 2022, Compared to the Six months ended June 30, 2021

For the six months ended June 30, 2022, revenues were $2,707 and $12,325 for the same period in 2021.

Revenues for the six months ended June 30, 2022 was significantly lower compared to the same period in 2021 primarily due to loss of advertising income from related party earned, as well as for drop in publishing and distributing.

Operating expenses were $254,507 for the six months ended June 30,2022 and $264,415 for the same period in 2021.

Other income(expenses) for the six-month period ended June 30, 2022 were ($258,622) and $14,723 for the same period in 2021. The increase in other expenses was primarily due to an increase in Gain (loss) on Stocks Held or Sold.

Interest expense for the three months ended June 30, 2022 and 2021 was $1,438 and $3,250, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, Crown Equity had current assets of $438,396and current liabilities of $1,212,645 resulting in working capital deficit of $1,174,249. Net cash  used by operating activities for the six months ended June 30, 2022, was $50,779compared to net cash used of $15,557 for the same period in 2021.

Net cash provided by investing activities was $37,000 and $0 for the six months ended June 30, 2022, and 2021, respectively.

Net cash provided by financing activities during the six months ended June 30, 2022, was $16,077 compared to net cash provided of $15,372 for the same period in 2021. For the six months ended June 30, 2022, we borrowed $14,500 from related parties compared to $18,616 for the same period in 2021.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2022, Crown Equity issued 28,000 shares for cash at $0.50 per share of common stock for operating capital

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32.1	Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2	Certification of Compliance to Sarbanes-Oxley

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CROWN EQUITY HOLDINGS INC.

Date: August 15, 2022	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

