Form 10-Q
period 2022-09-30
Crown Equity Holdings, Inc.
filed 2022-11-07
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the number of shares outstanding of the registrant’s class of common stock was 13,346,642.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership or a further change in the federal tax rate;

•	the inability to carry out plans and strategies as expected;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the terms of our convertible note payables, which could result in a default and acceleration of our indebtedness under our convertible note payables;

•	the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock;

•	the relatively low trading volume of our common stock, which could depress our stock price;

•	competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	a general reduction in the demand for our services;

•	our ability to enter into, and the terms of, future contracts;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the recognition of tax benefits related to uncertain tax positions;

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

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021

Current assets
Cash	$6,804	$4,320
Investments in trading securities	-	588,945
Total Current Assets	6,804	593,265
Property and Equipment, net	4,980	10,020
Total Assets	$11,784	$603,285

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$206,953	$139,979
Accounts payable and accrued expenses to related party	1,062,990	830,790
Margin loan – Brokerage account	-	263,151
Notes payable to related parties	31,628	3,912
Convertible notes payable to related parties, net of debt discount	-	18,428
Current portion of long-term debt	5,218	18,169
Total Liabilities	1,306,789	1,274,429

Non-Current liabilities
Long-term debt	-	2,414
Total Liabilities	1,306,789	1,276,843

Stockholders' deficit
Preferred Stock, 20,000,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 13,346,642 and 13,318,642 shares issued and outstanding at September 30, 2022 and December 31, 2021	13,346	13,318
Stock Payable	-	-
Additional paid-in capital	12,743,962	12,729,990
Accumulated deficit	(14,052,314)	(13,416,867)
Total stockholders' deficit	(1,295,005)	(673,558)
Total liabilities and stockholders' deficit	$11,784	$603,285

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$126	$228	$683	$4,903
Revenue – related party	-	2,833	2,150	10,483
Total Revenue	126	3,061	2,833	15,386

Operating expenses
Depreciation	997	1,828	5,040	5,484
General and Administrative	122,232	122,154	372,696	382,913
Total Operating Expenses	123,229	123,982	377,736	388,397
Net Operating Income (Loss)	(123,103)	(120,921)	(374,903)	(373,011)

Other (expense)
Interest expense	(1,922)	(2,216)	(3,360)	(5,466)
Gain on Forgiveness of Debt	-	-	-	4,101
Debt Discount Amortization	-	(3,881)	-	(14,805)
Gain (Loss) on Stocks Held	-	(14,000)	(252,568)	11,548
Other Income (Expense)	-	-	(4,616)	(752)
Total other expense	(1,922)	(20,097)	(260,545)	(5,374)
Net (loss)	$(125,025)	$(141,018)	$(635,447)	$(378,385)

Net (loss) per common share – basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	13,346,642	12,918,642	13,338,056	12,915,701

The accompanying notes are an integral part of these financial statements

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

For the Three Months Ended September 30, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at June 30, 2022	1,000	$1	13,346,642	$13,346	-	$12,743,962	$(13,927,289)	$(1,169,980)

Net loss	-	-					(125,025)	(125,025)
Balances at Sept 30, 2022	1,000	$1	13,346,642	$13,346	-	$12,743,962	$(14,052,314)	$(1,295,005)

For the Three Months Ended September 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at June 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,203,441)	$(660,132)
Net loss	-	-	-	-	-	-	(141,018)	(141,018)
Balances at Sept 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,344,459)	$(801,150)

For the Nine Months Ended September 30, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2021	1,000	$1	13,318,642	$13,318	-	$12,729,990	$(13,416,867)	$(673,558)
Common Stock issued for cash	-	-	28,000	28	-	13,972	-	14,000
Net loss	-	-					(635,447)	(635,447)
Balances at Sept 30, 2022	1,000	$1	13,346,642	$13,346	-	$12,743,962	$(14,052,314)	$(1,295,005)

For the Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2020	1,000	$1	12,901,753	$12,902	$3,000	$12,506,375	$(12,966,074)	$(443,796)
Common Stock Issued for Common Stock Payable	-	-	1,286	$1	$750	$2,249	$-	$3,000
Settlement of AP for Common Stock	-	-	11,504	$11	$-	$17,245	$-	$17,256
Common Stock Issued for services	-	-	4,099	$4	$(3,750)	$4,496	$-	$750
Warrant Subscription	-	-	-	$-	$-	$25	$-	$25
Net loss	-	-	-	-	-	-	(378,385)	(378,385)
Balances at Sept 30, 2021	1,000	$1	12,918,642	$12,918	$-	$12,530,390	$(13,344,459)	$(801,150)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities
Net (loss)	$(635,447)	$(378,385)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	5,040	5,484
Loss (gain) on brokerage account	252,568	(11,548)
Loss on investment	4,616	752
Debt discount amortization	-	14,805
Gain of forgiveness of debt	-	(4,101)
Changes in operating assets and liabilities
Cash transfer	-	66,383
Deferred revenue	-	(11,333)
Accounts payable and accrued expenses – related party	232,200	290,694
Accounts payable and accrued expenses	68,584	19,694
Net cash (used in) operating activities	(72,439)	(7,555)

Cash flows from investing activities
Cash withdrawn from brokerage account	67,000	-
Net cash (used in) investing activities	67,000	-

Cash flows from financing activities
Payments on convertible notes payable, related party	(3,512)	9,333
Borrowings from convertible notes payable, related party	-	19,306
Payments on convertible notes payable – related party	-	(9,671)
Principal payment son debt	-	(15,057)
Borrowings from notes payable, related party	19,500	-
Proceeds from Sale of Stock	14,000	-
Principal payments on debt	(22,065)	(4,469)
Warrant Subscriptions	-	25
Shares subscribed for cash	-	3,750
Net cash provided by financing activities	7,923	7,686

Net increase (decrease) in cash	2,484	131

Cash, beginning of period	4,320	3,047

Cash, end of period	$6,804	$3,178

SUPPLEMENTAL DISCLOSURE:
Interest paid	$3,360	$5,466
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES :
RP-AP Converted into common stock	$-	17,256
Shares issued for stock payable	$-	$6,750
Repayments of margin loan from brokerage account	$263,151	$-

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

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

2.	Identify the performance obligations in the contract

Our sales and account management teams define the scope of services to be offered, to ensure all parties agree, and obligations are being delivered to the customer as promised. The performance obligation may not be fully identified in a mutually signed contract, but may be outlined in email correspondence, face-to-face meetings, additional proposals or scopes of work, or phone conversations.

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

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses digital marketing that includes digital advertising, SEO management and digital ad support. We provide whether presenting a vibrant but simple message about our clients that will enlighten their audience or deploying an influential digital marketing campaign on our online site or across one or multiple social media platforms. Revenue is recognized when ads are run on Company’s advertising platform

The company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-through. The report satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign.

Sales are recognized when promised services are started in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Sales for service contracts generally are recognized as the services are being provided.

	Nine Months Ended Sept. 30, 2022			Nine Months Ended Sept. 30, 2021
	Third Party	Related Party	Total	Third Party	Related Party	Total

Advertising	$-	$-	$-	$-	$10,200	$10,200
Click Based and Impressions Ads	373	-	373	243	-	243
Accounting	-	2,000	2,000	-	-	-
Publishing and Distribution	310	150	460	4,660	283	4,943
	$683	$2,150	$2,833	$4,903	$10,483	$15,386

Revenues was received through provided accounting services, click based and impression ads located on the Company’s websites, publishing and disseminating press releases, as well as from banner advertising.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2022 and December 31, 2021.

Risk Concentrations

The Company does not hold cash more than the federally insured limits.

During the nine-month period ending September 30, 2022, 71% of the Company's revenues were from accounting services, of which 100% of the accounting revenue earned were through a related party of the Company. 16% of the Company's revenues were received through the publishing and distribution of press releases, of which 5% of the publishing and distribution revenue received were also received through a Company related party. The remaining 13% of the revenue earned was received from the display of click-based and impressions ads on the company's online sites.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2022 and 2021: Compensation expense, auto, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation, and other administrative related expenses.

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

Basic and Diluted Net (Loss) per Share

	Nine Months Sept. 30, 2022	Nine Months Sept. 30, 2021
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(635,447)	$(378,385)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(635,447)	$(378,385)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	13,338,056	12,915,701

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended September 30, 2022 and 2021. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2022 is 21,401,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of September 30, 2022, and December 31, 2021, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of September 30, 2022 and December 31, 2021:

	Sept. 30, 2022	Dec. 31, 2021
Net operating loss	$886,702	$753,258
Valuation allowance	(886,702)	(753,258)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2022 and December 31, 2021.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended September 30, 2022 and December 31, 2021.

Advertising Cost

The Company spent $0 for advertisement for the periods ended September 30, 2022 and 2021.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $14,052,314 since its inception and had a working capital deficit of $1299,985, negative cash flows from operations and limited business operations as of September 30, 2022. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following on September 30, 2022 and December 31, 2021:

	Sept. 30, 2022	Dec. 31, 2021
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(103,642)	(98,602)
Property and Equipment, net	$4,980	$10,020

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $5,040, and $5,484 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 4 – BROKERAGE ACCOUNT

As of September 30, 2022, the market value of the Company’s account portfolio was $818.  The opening value of the account was $170,832, resulting in losses in portfolio investment as follows:

Net loss on investment in securities account for the nine months ended September 30, 2022	$252,568
Less – Net gain and losses recognized during 2022 on equity securities sold during the period	$252,568
Unrealized losses recognized during 2022 on equities securities still held on September 30, 2022	$-

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

The following is a schedule of the net book value of the finance lease.

Assets	Sept. 30, 2022
Leased equipment under finance lease,	$96,669
less accumulated amortization	(96,669)
Net	$-

Liabilities	Sept. 30, 2022
Obligations under finance lease (current)	$4,697
Obligations under finance lease (noncurrent)	521
Total	$5,218

Below is a reconciliation of leases to the financial statements.

Finance Leases
Leased asset balance	$4,980
Liability balance	5,218
Cash flow (operating)	-
Cash flow (financing)	-
Interest expense	$238

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2022	5,125
2023	2,898
Thereafter	-
Total	7,993
Less: Imputed Interest	( )
Total Liability

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Finance Leases	0.51 years	16%

Based on average interest rate of 16%, average term remaining (months) 13.67 Average term remain (years) 1.24.

(1) This discount rate is consistent with our borrowing rates from various lenders.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of September 30, 2022, and December 31, 2021, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

	Original	Due	Interest	Conversion	Sept. 30,
Name	Note Date	Date	Rate	Rate	2022

Related Party Notes Payable:
Jamie Hadfield	04/07/2022	04/07/2023	12%	$-	10,000
Willy A Saint-Hilaire	03/12/2021	03/12/2022	16%	$-	400
Willy A. Saint-Hilaire	02/28/2022	02/28/2023	12%	$-	4,500
Total Related Party Notes Payable					14,900
Related Party Convertible Notes Payable:
Willy A Saint-Hilaire	04/06/2021	04/06/2022	12%	$-	2,100
Willy A Saint-Hilaire	04/16/2021	04/16/2022	12%	$-	1,518
Willy A Saint-Hilaire	04/21/2021	04/21/2022	12%	$-	1,110
Shahram Khial	04/22/2021	04/22/2022	12%	$-	3,500
Willy A Saint-Hilaire	04/30/2021	04/30/2022	15.15%	$-	2,750
Willy A Saint-Hilaire	05/04/2021	05/04/2022	15.15%	$-	750
Willy A Saint-Hilaire	05/21/2021	05/21/2022	0%	$-	-
Mohammad Sadrolashrafi	09/09/2022	09/09/2023	12%	$-	5,000
Total Convertible Related Party Notes Payable					16,728
Less: Debt Discount					0
Convertible Notes Payable, net of Discount - Related Party					31,628

Willy Ariel Saint-Hilaire

On March 12, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $9,332 at 16% interest. The company made principal reduction payments of $5,421, during the year-ended period of December 31, 2021. As of March 31, 2022, the balance on this note is $2,012. With the additional payments totaling $1,212, during the second quarter period ending June 30, 2022, the balance on the note was $800. Two payments of $400 were made on July 12, 2022, and August 10, 2022, respectfully. As of September 30, 2022, the principal balance on this note was $0.00.

On April 6, 2021, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $2,500 at an interest rate of 12%. A payment of $400 was made on September 19, 2022. As of September 30, 2022, the principal balance on this note was $2,100.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,518 at an interest rate of 12%. As of September 30, 2022, the principal balance on this note was $1,518.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%. As of September 30, 2022, the principal balance on this note was $1,110.

On April 22, 2021, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500 at an interest rate of 12%. As of September 30, 2022, the principal balance on this note was $3,500.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $2,750.00 at an interest rate of 15.15%. As of September 30, 2022, the principal balance on this note was $2,750.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $750 at an interest rate of 15.15%. As of September 30, 2022, the principal balance on this note was $750.

On May 21, 2021, the Company entered into a convertible promissory note with Willy A Saint-Hilaire in the amount of $7,280. As of March 31, 2022, the principal balance on this note was $4,900. With the additional payments totaling $300 during the second quarterly period ending June 30, 2022, the balance on the note was $4,600. During the third quarter $4,600 were paid. As of September 30, 2022, the principal balance on this note was $0.00.

On February 28, 2022, the Company entered into a promissory note with Willy A Saint-Hilaire in the amount of $4,500 at an interest rate of 0%. On September 15, 2022, the interest for the note was amended to 12%. As of September 30, 2022, the principal balance on this note was $4,500.

Shahram Khial

On April 27, 2020, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500. The note carries interest at 12% per annum. The holder has the right to convert principal of the note and accrued interest into Common shares. As of September 30, 2022, the principal balance on this note was $3,500.

Jamie Hadfield

On April 7, 2022, the Company entered into a promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12%. As of June 30, 2022, the principal balance on this note was $10,000.

Mohammad Sadrolashrafi

On September 9, 2022, the Company entered into a promissory note with Mohammad Sadrolashrafi in the amount of $5,000 at an interest rate of 12%. As of September 30, 2022, the principal balance on this note was $5,000.

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

On May 19, 2020 Marvin A Saint-Hilaire was issued a warrant at a of $0.000025 per share ($2.50 total) to purchase 100,000 shares of common stock at the exercise price of $0.60 per share.

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

The Company periodically advanced operating funds from related parties with convertible notes payable. During the nine months ended September 30, 2022, total convertible notes and non-convertible notes from related parties were $0.00 and $31,628, respectively. The Company is also periodically advanced funds to cover account payables by direct payment of the account payables from related parties

The Company entered into an agreement, effective January 1, 2020, to pay Mike Zaman $20,000 per month for managerial services.

The Company entered into an agreement, effective January 1, 2020, to pay Kenneth Bosket $5,000 per month for administrative services.

The Company entered into an agreement, effective January 1, 2020, to pay Montse Zaman $5,000 per month for administrative services.

As of September 30, 2022, the Company has a balance of $1,062,990 of accounts and accrued expenses payable with related parties.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ending September 30, 2022, the Company issued the following:

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

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options, as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of September 30, 2022

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of September 30, 2022, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2021.

The Company's deferred tax assets consisted of the following as of September 30, 2022 and December 31, 2021:

	Sept. 30,	Dec. 31,
	2022	2021
Net operating loss	$899,702	$753,258
Valuation allowance	(886,702)	(753,258)
Net deferred tax asset	$-	$-

As of September 30, 2022, and December 31, 2021, the Company's accumulated net operating loss carry forward was approximately $2,620,759 and $1,985,312 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

On October 21, 2022, a $5,000 note payable to Mohammad Sadrolashrafi with interest of $61.51 was converted to 10,124 shares of restricted shares of common stock.

On October 21, 2022, Mohammad Sadrolashrafi purchased 10,000 shares of restricted shares of common stock for an amount of $5,000 at $0.50 per share.

Management has analyzed its operations for subsequent events to November 1, 2022, the date these Financial Statements were issued.

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

As of September 30, 2022, Crown Equity has 4 employees and utilized the services of one independent contractor and the following four officers, Mike Zaman, Kenneth Bosket, Montse Zaman, and Vinoth Sambandam.

RESULTS OF OPERATIONS

Three months ended September 30, 2022 Compared to the Three months ended September 30, 2021

For the three months ended September 30, 2022, revenues were $126 and $3,061 for the same period in 2021.

Revenues for the three months ended September 30, 2022 was lower primarily due to the advertising revenue not earned through a related party during the same period in 2021.

Operating expenses were $123,229 for the three months ended September 30, 2022 and $123,982 for the same period in 2021.  The decrease in operating expenses was primarily due to a decrease of $831 in the depreciation.

Other expenses for the three-month period ended September 30, 2022 were $1,922 and $20,097 for the same quarter in 2021. The decrease in other expenses was primarily due to loss on stock held.

Interest expense for the three months ended September 30, 2022 and 2021 was $1,922 and $2,216, respectively.

Nine months ended September 30, 2022 Compared to the Nine months ended September 30, 2021

For the nine months ended September 30, 2022, revenues were $2,833 and $15,386 for the same period in 2021.  Revenues for the nine months ended September 30, 2021 was significantly lower compared to the same period in 2021 primarily due to advertising income from related parties earned in the same period in 2021.

Operating expenses were $377,736 for the nine months ended September 30, 2022 and $388,397 for the same period in 2021.  Decrease in operating expenses was primarily due to the decrease administrative services.

Other expenses for the nine-month period ended September 30, 2022 were $260,545 and $5,374 for the same period in 2021. The increase in other expenses was primarily due to the recording of loss on stock held.

Interest expense for nine months ended September 30, 2022 and 2021 was $3,360 and $5.466, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, Crown Equity had current assets of $6,804 and current liabilities of $1,306,789 resulting in working capital deficit of $1,299,985. Net cash used by operating activities for the nine months ended September 30, 2021 was $72,439 compared to net cash used of $7,555 for the same period in 2021.

Net cash provided byinvesting activities was $67,000 and $0.00 for the nine months ended September 30, 2022 and 2021, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2022 was $7,923compared to net cash provided of $7,686 for the same period in 2021.  For the nine months ended September 30, 2022, we borrowed $19,500 from related parties.  We also sold 28,000 shares of common stock for $14,000 during the nine months ended September 30, 2022

Our existing capital may not be sufficient to meet Crown Equity’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. This condition raises substantial doubt as to Crown Equity’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 12b-2 of the securities exchange act of 1934 (the “exchange act”) are not required to provide information required under this item.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2022, Crown Equity issued 28,000 shares for cash at $0.50 per share of common stock for operating capital.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32.1	Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2	Certification of Compliance to Sarbanes-Oxley

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

104. **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CROWN EQUITY HOLDINGS INC.

Date: November 4, 2022	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

