Form 10-K
period 2022-12-31
Crown Equity Holdings, Inc.
filed 2023-03-31
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

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

The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2022 was 2,443,843. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,056,779. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of March 29, 2023, was 13,385,047.

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

The Company's office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141. The Company is provided office space by one of the officers and directors at no charge.

As of December 31, 2022, the Company utilized the services of independent contractors during the year. Officers’ compensation is detailed in Part III, Item 11 of this filing.

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

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CRWE" and CUSIP #22834M305. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2022, the Company had 13,385,047 shares of its common stock issued and outstanding of which 10,941,204 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2022 and 2021.

Period	High	Low
1st Qtr. 2022	1.75	0.75
2nd Qtr. 2022	1.74	1.66
3rd. Qtr. 2022	1.66	0.21
4th Qtr. 2022	1.34	1.23
1st Qtr. 2021	3.96	0.25
2nd Qtr. 2021	3.25	1.25
3rd. Qtr. 2021	1.75	1.00
4th Qtr. 2021	2.49	1.50

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2022, the Company estimates there are approximately 111 "holders of record" of its common stock and estimates that there are no beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of Securities and Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2022 and 2021 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock. The revenue transaction does not reflect the ability of the Company to fund itself without outside sources in the future. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2022, the Company has $2,930 in cash, $649.71 held in brokerage accounts and $0.00 of long-term debt.

On December 31, 2022, the Company had negative working capital of $1,382,838, which consisted of current assets of $2,930 and current liabilities of $1,385,768. The current liabilities of the Company on December 31, 2022 are composed of accounts payable and accrued expenses of $145,630, accounts payable and accrued expenses to related party of $1,208,740, and note payable to related parties of $9,500, convertible notes payable to related parties, net of debt discount of$19,028, and current portion of long-term debt of 2,870.

Cash flows used in and provided by operating activities during the year ended December 31, 2022 was $89,366 compared to cash flow used of $18,693 for the same period in 2021.

Cash flows provided by and used in investing activities were $67,000 and $200,000 for the years ended December 31, 2022 and December 31, 2021 respectively.

Cash flows provided by financing activities was $20,979 for the year ended December 31, 2022 compared to $182,580 for the same period in 2021. The financing activities in 2022 consisted mostly of proceeds from sale of stock.

As of December 31, 2022, the Company had total assets of $5,437 and total liabilities of $1,385,768. Stockholders' deficit as of December 31, 2022 was $1,380,331 compared to a deficit of $673,558 on December 31, 2021. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021.

REVENUES

Sales for the year ended December 31, 2022 were $2,936 compared to $15,660 for the year ended December 31, 2021, a decrease of $12,725. Of the $2,936 revenue in 2022, $2,150 was from related parties.

OPERATING EXPENSES

During the year ended December 31, 2022, we incurred $481,512 in operating expenses, compared to $513,443 in the same period ended December 31, 2021, a decrease of $31,931 mainly due to decrease in General and Administrative expenses.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2022, we incurred other expenses of a negative $261,398, consisting of interest expense of $4,213, Gain (Loss) on Stocks Held of $252,568 and Other Income (Expense) of $4,617. During the year ended December 31, 2021, we incurred other expenses of a negative $46,990, consisting of interest expense of $5,466, Gain on Forgiveness of Debt of $4,101, Debt Discount Amortization of $14,805, Gain (Loss) on Stocks Held of $65,168 and Other Income (Expense) of $2,008.

NET LOSS

The Company had a net loss for the year ended December 31, 2022 of $739,975 compared to a net loss of $450,793 for the year ended December 31, 2021, an increase of $289,182 mainly due to the decrease in administrative expenses Gain (Loss) on Stocks Held.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crown Equity Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. (the Company) as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern

Critical Audit Matter Description

As discussed in Note 2 to the consolidated financial statements, the Company had a going concern due to a working capital deficiency, negative cash flows from operations and limited business operations as of December 31, 2022. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

How the Critical Audit Matter was Addressed in the Audit

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

March 31, 2023

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Current assets
Cash	$2,930	$4,320
Investments in trading securities	-	588,945
Total Current Assets	2,930	593,265
Property and Equipment, net	2,507	10,020
Total Assets	$5,437	$603,285

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$145,630	$139,979
Accounts payable and accrued expenses to related party	1,208,740	830,790
Margin loan – Brokerage account	-	263,151
Notes payable to related parties	9,500	3,912
Convertible notes payable to related parties, net of debt discount	19,028	18,428
Current portion of long-term debt	2,870	18,169
Total Liabilities	1,385,768	1,274,429

Non-Current liabilities
Long-term debt	-	2,414
Total Liabilities	1,385,768	1,276,843

Stockholders' deficit
Preferred Stock, 20,001,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at December 31, 2022 and 2021	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 13,385,047 and 13,318,642 shares issued and outstanding at December 31, 2022 and 2021	13,384	13,318
Additional paid-in capital	12,763,126	12,729,990
Accumulated deficit	(14,156,842)	(13,416,867)
Total stockholders' deficit	(1,380,331)	(673,558)
Total liabilities and stockholders' deficit	$(5,437)	$603,285

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021

Revenue	$785	$4,177
Revenue – related party	2,150	11,483
Total Revenue	2,935	15,660

Operating expenses
Depreciation	7,513	5,485
General and Administrative	473,999	507,958
Total Operating Expenses	481,512	513,443
Net Operating Income (Loss)	(478,577)	(497,783)

Other (expense)
Interest expense	(4,213)	(5,466)
Gain on Forgiveness of Debt	-	4,101
Debt Discount Amortization	-	(14,805)
Gain (Loss) on Stocks Held	(252,568)	65,168
Other Income (Expense)	(4,617)	(2,008)
Total other expense	(261,398)	46,990
Net (loss)	$(739,975)	$(450,793)

Net (loss) per common share – basic and diluted	$(0.06)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	13,346,912	12,989,835

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2020	1,000	$1	12,901,753	$12,902	$3,000	$12,506,375	$(12,966,074)	$(443,796)
Common Stock Issued for Cash, related party	-	-	400,000	$400	$-	$199,600	$-	$200,000
Common stock issued for settlement of AP- related parties	-	-	11,504	$11	$-	$17,245	$-	$17,256
Common Stock Issued for services	-	-	5,385	$5	$(3,000)	$6,745	$-	$3,750
Warrant Subscription	-	-	-	$-	$-	$25	$-	$25
Net loss	-	-	-	-	-	-	(450,793)	(450,793)
Balances at December 31, 2021	1,000	$1	13,318,642	$13,318	$-	$12,729,990	$(13,416,867)	$(673,558)
Common Stock issued for cash	-	-	48,000	48	-	23,952	-	24,000
Common Stock issued for Note Payable Conversion –related parties	-	-	18,405	18	-	9,184	-	9,202
Net loss	-	-					(739,975)	(739,975)
Balances at December 31, 2022	1,000	$1	13,385,047	$13,384	-	$12,763,126	$(14,156,842)	$(1,380,331)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021

Cash flows from operating activities
Net (loss)	$(739,975)	$(450,793)
Forgiveness of EIDL Advance	-	(4,101)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation	7,513	5,485
Loss (gain) on brokerage account	252,568	(65,168)
Loss on investment	4,616	2,008
Amortization of beneficial conversion feature	-	14,805
Changes in operating assets and liabilities
Cash transfer	-	117,953
Deferred revenue	-	(11,333)
Accounts payable and accrued expenses – related party	377,950	386,544
Accounts payable and accrued expenses	7,962	19,543
Net cash (used in) and provided by operating activities	(89,366)	18,693

Cash flows from investing activities
Cash (paid to) withdrawn from brokerage account	67,000	(200,000)
Net cash provided by and (used in) investing activities	67,000	(200,000)

Cash flows from financing activities
Borrowings from convertible notes payable, related party	-	19,407
Payments on convertible notes payable – related party	(11,812)	(21,292)
Principal payments on debt	(17,712)	(24,893)
Borrowings from notes payable, related party	26,500	9,333
Warrant Subscriptions	-	25
Shares subscribed for cash	24,000	200,000
Net cash provided by financing activities	20,976	182,580

Net increase (decrease) in cash	(1,390)	1,273

Cash, beginning of period	4,320	3,047

Cash, end of period	$2,930	$4,320

SUPPLEMENTAL DISCLOSURE:
Interest paid	$3,360	$5,466
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
RP-NP debt conversion	$9,201
RP-AP Converted into common stock	$-	17,256
Shares issued for stock payable	$-	$6,750
Repayments of margin loan from brokerage account	$263,151	$-

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

In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-6”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Upon adoption, a convertible debt instrument will be accounted for as a single liability at amortized cost unless (a) the convertible instrument contains features that require bifurcation as a derivative under ASC 815, Derivatives and Hedging, or (b) the convertible debt instrument was issued at a substantial premium. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-6 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for public entities excluding smaller reporting companies in fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The company adopted early ASU 2020-6 on January 1, 2022.

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

	December 31, 2022			December 31, 2021
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$10,200	$10,200
Click Based and Impression Ads	$475	$-	$475	$517	$-	$517
Publishing and Distribution	$310	$150	$460	$3,660	$1,283	$4,943
Accounting	$-	$2,000	$2,000	$-	$-	$-
	$785	$2,150	$2,935	$4,177	$11,483	$15,660

Revenues are received through advertising, click-based, and impression ads located on the Company’s websites, as well as from the publishing and disseminating of news and press releases.

	December 31,	December 31,
	2022	2021

Deferred Revenue	$-	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2022 and 2021.

Investments

The Company values its trading investments at market value based on the trading price at the balance sheet date. Any gains and losses are recorded in the period the gain or loss occurred. Investments include common stocks, exchange traded funds and money market mutual funds. Equity investments with readily determinable fair values are recorded as Trading Securities at Fair Value on the Balance Sheets. Changes in the fair value of such equity securities are reported in the Statements of Income.

Risk Concentrations

As of December 31, 2022, 68% of the Company’s revenues were received through accounting services rendered, and 100% of the rendered accounting services revenue was received through a related party. 16% of the revenues received were from publishing and distribution services rendered by the Company, while 33% of the publishing and distribution revenue was received through a related party. The remaining revenue of 16% was from the displaying of click-based and impressions ads located on the company’s websites.

During the year ending period of 2022, 73% of its revenues originated from a single related party with 27% of the revenue coming from third parties.

During the year ending period of December 31, 2021, 65% of the Company’s revenues were received through advertisement services, and 100% of the advertisement revenue received from advertisement services was through a related party. 32% of the revenues were from the Company’s publishing and distribution services, while 8% of the publishing and distribution services revenue was received through a related party. The remaining revenue of 3% was from the displaying of click-based and impressions ads located on the company’s websites.

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

Basic and Diluted Net (Loss) per Share

	December 31,
	2022	2021
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(739,975)	$(450,793)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(739,975)	$(450,793)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	13,346,912	12,989,835

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the years ended December 31, 2022 and 2021.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of December 31, 2022, and December 31, 2021, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of December 31, 2022 and December 31, 2021:

	Dec. 31, 2022	Dec. 31, 2021
Net operating loss	$908,653	$753,258
Valuation allowance	(908,653)	(753,258)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2022 and 2021.

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

Our cash and brokerage accounts are measured at fair value on a recurring basis and estimated as follows.

December 31, 2021	Total	Level 1	Level 2	Level 3

Cash	$4,320	$4,320	$-	$-
Investments in trading securities	558,945	558,945	-	-
Total	$593,265	$593,265	$-	$-

December 31, 2022

Cash	$2,930	$2,930	$-	$-
Investments in trading securities	0.00	0.00	-	-
Total	$2,930	$2,930	$-	$-

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the years ended December 31, 2022 and 2021.

Advertising Cost

The Company spent no money for advertisement for the years ended December 31, 2022 and 2021.

Depreciation expense was $7,513 and $5,485 for the years ended December 31, 2022 and 2021, respectively.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity an accumulated deficit of $14,156,842 since its inception and had a working capital deficit of $1,382,838 negative cash flows from operations and limited business operations as of December 31, 2022. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(106,115)	(98,602)
Property and Equipment, net	$2,507	$10,020

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $7,513 and $5,485 for the twelve months ended December 31, 2022 and 2021, respectively.

NOTE 4 – INVESTMENTS IN TRADING SECURITIES INVESTMENTS IN TRADING SECURITIES INVESTMENTS IN TRADING SECURITIES

As of December 31, 2022, the market value of the Company’s account portfolio, consisting of stocks only, was $0.00 offset by a margin loan of $0.00. The loan is collateralized by the securities in the account and carries 7.5% annual interest rate. The Company transferred $200,000 cash from accounts to brokerage account during the 3rd quarter of 2021. The Company invested in various industries within the Nasdaq and New York stock exchange. The margin loan interest was $4,617 for the year ended December 31, 2022.

As of December 31, 2021, the market value of the Company’s account portfolio, consisting of stocks only, was offset by a margin loan of $263,151. Since the margin loan was collateralized by the securities in the account, the brokerage firm sold the collateralized securities during January through April of the year 2022 to pay the margin loan owed.

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

Trading Securities	Dec 31, 2022	Dec 31, 2021
Stocks	$0.00	$588,945

NOTE 5 – CAPITAL LEASES

During the period ending December 31, 2022, the Company paid an aggregate of $15,301 toward capital lease balances.

The following is a schedule of the net book value of the finance lease.

Assets	December 31, 2022
Leased equipment under finance lease,	$73,883
less accumulated amortization	(72,009)
Net	$1,874

Liabilities	December 31, 2022
Obligations under finance lease (current)	$2,868
Obligations under finance lease (noncurrent)	0
Total	$2868

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases

2023	3,038
Thereafter	-
Total
Less: Imputed Interest	170
Total Liability	2,868

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of December 31, 2022 and 2021, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $0.00, as of December 31, 2022.

	Original	Due	Interest	Conversion	Dec. 31,
Name	Note Date	Date	Rate	Rate	2022

Related Party Notes Payable:
Willy A. Saint-Hilaire	03/12/2021	03/12/2022	16%	$-	-
Willy A. Saint-Hilaire	02/28/2022	02/28/2023	12%	$-	4,500
Mohammad Sadrolashrafi	11/17/2022	11/17/2023	12%		5,000
Total Related Party Notes Payable					9,500
Related Party Convertible Notes Payable:
Willy A. Saint-Hilaire	04/06/2021	04/06/2022	12%	$-	900
Jamie Hadfield	04/07/2022	04/07/2023	12%	$-	10,000
Willy A. Saint-Hilaire	04/16/2021	04/16/2022	12%	$-	1,518
Willy A. Saint-Hilaire	04/21/2021	04/21/2022	12%	$-	1,110
Shahram Khial	04/22/2021	04/22/2022	12%	$-	-
Willy A. Saint-Hilaire	04/30/2021	04/30/2022	15.15%	$-	2,750
Willy A. Saint-Hilaire	05/04/2021	05/04/2022	15.15%	$-	750
Willy A. Saint-Hilaire	05/21/2021	05/21/2022	0%	$-	-
Mohammad Sadrolashrafi	09/09/2022	09/09/2023	12%	$-	-
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%		$2,000
Total Convertible Related Party Notes Payable					19,028
Less: Debt Discount					0
Convertible Notes Payable, net of Discount - Related Party					19,028

Willy Ariel Saint-Hilaire

On March 12, 2021, the Company entered into a promissory note with Willy A. Saint-Hilaire in the amount of $9,332 at 16% interest. The company made principal reduction payments of $5,421, during the year-ended period of December 31, 2021. As of March 31, 2022, the balance on this note is $2,012. With the additional payments totaling $1,212, during the second quarter period ending June 30, 2022, the balance on the note was $800. Two payments of $400 were made on July 12, 2022, and August 10, 2022, respectively. As of December 31, 2022, the principal balance on this note was $0.00.

On April 6, 2021, the Company entered into a promissory note with Willy A. Saint-Hilaire in the amount of $2,500 at an interest rate of 12%. Four payments of $400 was made on September 19, 2022, October 21, 2022, November 21, 2022, and December 20, 2022, respectively. As of December 31, 2022, the principal balance on this note was $900.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $1,518 at an interest rate of 12%.  As of December 31, 2022, the principal balance on this note was $1,518.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $1,110.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $2,750.00 at an interest rate of 15.15%. As of December 31, 2022, the principal balance on this note was $2,750.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $750 at an interest rate of 15.15%.  As of December 31, 2021, the principal balance on this note was $750.

On May 21, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $7,280. As of March 31, 2022, the principal balance on this note was $4,900. With the additional payments totaling $300 during the second quarterly period ending June 30, 2022, the balance on the note was $4,600. During the third quarter $4,600 was paid. As of December 31, 2022, the principal balance on this note was $0.00.

On February 28, 2022, the Company entered into a promissory note with Willy A. Saint-Hilaire in the amount of $4,500 at an interest rate of 0%. On September 15, 2022, the interest for the note was amended to 12%. As of December 31, 2022, the principal balance on this note was $4,500.

Shahram Khial

On April 22, 2021, the Company entered into a convertible promissory note with Shahram Khial in the amount of $3,500 at an interest rate of 12%. On October 31, 2022 the note was converted into shares of Company stock. As of December 31, 2022, the principal balance on this note was $0.00. The note was converted within the terms of the agreement and no gain or loss was recorded.

Jamie Hadfield

On April 7, 2022, the Company entered into a promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $10,000.

Mohammad Sadrolashrafi

On September 9, 2022, the Company entered into a promissory note with Mohammad Sadrolashrafi in the amount of $5,000 at an interest rate of 12%. %. On October 21, 2022 the note was converted into shares of Company stock. As of December 31, 2022, the principal balance on this note was $0.00. The note was converted within the terms of the agreement and no gain or loss was recorded.

On November 17, 2022, the Company entered into a promissory note with Mohammad Sadrolashrafi in the amount of $5,000 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $2,000.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $2,000.

Period ending December 31, 2021

	Original	Due	Interest	Conversion	Dec. 31,
Name	Note Date	Date	Rate	Rate	2021

Related Party Notes Payable:
Willy A. Saint-Hilaire	03/12/2021	03/12/2022	16%	$-	3,912
Related Party Convertible Notes Payable:
Willy A. Saint-Hilaire	04/06/2021	04/06/2022	12%	$-	2,500
Willy A. Saint-Hilaire	04/16/2021	04/16/2022	12%	$-	1,518
Willy A. Saint-Hilaire	04/21/2021	04/21/2022	12%	$-	1,110
Shahram Khial	04/22/2021	04/22/2022	12%	$-	3,500
Willy A. Saint-Hilaire	04/30/2021	04/30/2022	15.15%	$-	2,750
Willy A. Saint-Hilaire	05/04/2021	05/04/2022	15.15%	$-	750
Willy A. Saint-Hilaire	05/21/2021	05/21/2022	0%	$-	6,300
Total Convertible Related Party Notes Payable					18,428
Less: Debt Discount					0
Convertible Notes Payable, net of Discount - Related Party					-

Third Party Non-Convertible Notes Payable:
Small Business Administration – EIDL	04/30/2020	04/30/2050	3.75%		$4,000
Total Third Party Non-Convertible Notes Payable					4,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobiles lease payments.

The Company agreed to pay the automobile lease of $395 and $278 a month, on a month-to-month basis and can be cancelled at any time but expects to continue lease payments for the full 2023 year.

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

On September 21, 2020, Richard W. LeAndro was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

On September 21, 2020, Richard W. LeAndro Jr was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

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

Summary of Warrants Issued:

Issue Date	Issued To	Shares	Exercise price per share	Warrant price per share	Total Paid for Warrants
02/13/2020	Munti Consulting LLC	1,000,000	$0.60	$0.000025	$25.00
03/13/2020	BBCKQK Trust Kevin Wiltz	1,000,000	$0.60	$0.000025	$25.00
04/01/2020	Addicted 2 Marketing LLC	100,000	$0.60	$0.000025	$2.50
05/07/2020	Arnold F Sock	500,000	$0.60	$0.000025	$12.50
05/07/2020	Rudy Chacon	200,000	$0.60	$0.000025	$5.00
05/07/2020	Sadegh Salmassi	200,000	$0.60	$0.000025	$5.00
05/08/2020	Glen J Rineer	200,000	$0.60	$0.000025	$5.00
05/08/2020	Barry Cohen	200,000	$0.60	$0.000025	$5.00
05/13/2020	Steven A Fishman	200,000	$0.60	$0.000025	$5.00
05/13/2020	Wendell & Sharon Piper	200,000	$0.60	$0.000025	$5.00
05/27/2020	James Bobrik	200,000	$0.60	$0.000025	$5.00
05/28/2020	Richard R Shehane	200,000	$0.60	$0.000025	$5.00
06/03/2020	Jeffery Connell	100,000	$0.60	$0.000025	$2.50
06/08/2020	Hassan M Oji	300,000	$0.60	$0.000025	$7.50
06/09/2020	Kim Smith	500,000	$0.60	$0.000025	$12.50
06/12/2020	Violet Gewerter	500,000	$0.60	$0.000025	$12.50
06/16/2020	Roy S Worbets	200,000	$0.60	$0.000025	$5.00
06/30/2020	Chris Knudsen	200,000	$0.60	$0.000025	$5.00
07/01/2020	Donald Kitt	200,000	$0.60	$0.000025	$5.00
08/13/2020	Monireh Sepahpour	500,000	$0.60	$0.000025	$12.50
08/18/2020	Monica Shayestehpour	1,000,000	$0.60	$0.000025	$25.00
09/02/2020	Hongsing Phou	200,000	$0.60	$0.000025	$5.00
09/08/2020	Pejham Khial	500,000	$0.60	$0.000025	$12.50
09/15/2020	Salvatore Marasa	200,000	$0.60	$0.000025	$5.00
09/21/2020	Richard W LeAndro	500,000	$0.60	$0.000025	$12.50
09/21/2020	Richard W LeAndro Jr	500,000	$0.60	$0.000025	$12.50
09/25/2020	Seyed M Javad	200,000	$0.60	$0.000025	$5.00
10/06/2020	Nasrin Montazer	500,000	$0.60	$0.000025	$12.50
10/13/2020	Jagjit Dhaliwal	1,000,000	$0.60	$0.000025	$25.00
01/03/2021	Marjan Tina and Reno Suwarno	1,000,000	$0.60	$0.000025	$25.00
	Total:	12,300,000			$307.50

Related Party:
03/13/2020	Willy A Saint-Hilaire	1,000,000	$0.60	$0.000025	$25.00
04/28/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
05/01/2020	Mike Zaman	1,000,000	$0.60	$0.000025	$25.00
05/01/2020	Montse Zaman	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Malcolm Ziman	200,000	$0.60	$0.000025	$5.00
05/08/2020	Brett Matus	200,000	$0.60	$0.000025	$5.00
05/11/2020	Mohammad Sadrolashrafi	500,000	$0.60	$0.000025	$12.50
05/04/2020	Arnulfo Saucedo-Bardan	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Brian D. Colvin	1,000,000	$0.60	$0.000025	$25.00
05/08/2020	Jacob Colvin	200,000	$0.60	$0.000025	$5.00
05/19/2020	Joan R Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/19/2020	Marvin A. Saint-Hilaire	100,000	$0.60	$0.000025	$2.50
05/20/2020	Willy Rafael Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
05/29/2020	Ybelka Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
06/09/2020	Kenneth Cornell Bosket	1,000,000	$0.60	$0.000025	$25.00
06/19/2020	Elvis E Saint-Hilaire	200,000	$0.60	$0.000025	$5.00
07/01/2020	Theresa Kitt	200,000	$0.60	$0.000025	$5.00
07/10/2020	Shahram Khial	500,000	$0.60	$0.000025	$12.50
		9,100,000			227.50

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

On February 28, 2022, the Company entered into a promissory note with Willy A. Saint-Hilaire in the amount of $4,500 at an interest rate of 0%. On September 15, 2022, the interest for the note was amended to 12%. As of December 31, 2022, the principal balance on this note was $4,500.

On March 13, 2022, the Company entered into a Services Agreement with American Video Teleconferencing Corp (AVOT) to provide accounting services. The Company was compensated $2,000 for the services rendered.

On March 18, 2022, American Video Teleconferencing Corp. paid the Company $150 for press release services.

On April 7, 2022, the Company entered into a promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $10,000.

On September 9, 2022, the Company entered into a promissory note with Mohammad Sadrolashrafi in the amount of $5,000 at an interest rate of 12%. On October 21, 2022, the note was converted into shares of Company stock. As of December 31, 2022, the principal balance on this note was $0.00. The note was converted within the terms of the agreement and no gain or loss was recorded.

On October 21, 2022, Mohammad Sadrolashrafi purchased 10,000 shares of common stock at $0.50 per share at a purchase price of $5,000.

On October 31, 2022, A promissory note that the Company entered into on April 22, 2021, with Shahram Khial in the amount of $3,500 at an interest rate of 12%. On November 2, 2022 the note was converted into shares of Company stock. As of December 31, 2022, the principal balance on this note was $0.00. The note was converted within the terms of the agreement and no gain or loss was recorded.

On November 2, 2022, Shahram Khial purchased 10,000 shares of common stock at $0.50 per share at a purchase price of $5,000.

On November 17, 2022, the Company entered into a promissory note with Mohammad Sadrolashrafi in the amount of $5,000 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $2,000

On December 25, 2022, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $2,000.

NOTE 9 – STOCKHOLDERS' EQUITY

Common Stock

 During the period ending December 31, 2022, the Company issued 66,405 shares of common stock as follows:

Third Party:

•	On March 9, 2022, the Company issued 20,000 restricted shares of common stock for a total of $10,000 in cash. The shares were sold at the price of $0.50 per share on the purchase date.
•	On May 3, 2022, the Company issued 8,000 restricted shares of common stock for a total of $4,000 in cash. The shares were sold at the price of $0.50 per share on the purchase date.

Related Party:

•	On October 21, 2022, the Company issued 10,000 restricted shares of common stock for a total of $5,000 in cash. The shares were sold at the price of $0.50 per share on the purchase date.
•

On October 21, 2022, the Company issued 10,124 shares of common stock for the conversion of debt and accrued to interest at a conversion rate of fifty cents ($0.50) per share per dollar ($1.00) owed on the note that was for the amount of $5,062. The note was converted within the terms of the agreement and no gain or loss was recorded.

•

On October 31, 2022, the Company issued 8,281 shares of common stock for the conversion of debt and accrued to interest at a conversion rate of fifty cents ($0.50) per share per dollar ($1.00) owed on the note that was for the amount of $4,140. . The note was converted within the terms of the agreement and no gain or loss was recorded.

•	On November 2, 2022, the Company issued 10,000 restricted shares of common stock for a total of $5,000 in cash. The shares were sold at the price of $0.50 per share on the purchase date.

During the period ended December 31, 2020, the Company granted non-qualified stock warrants purchasing up to 3,000,000 shares of common stock at an exercise price of $0.60 per share.  The option to purchase can be exercised at or after the date of the Company’s S1 registration filing of which date is yet to be determined.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of December 31, 2022.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of December 31, 2022 and December 31, 2021, the Company has 1,000 shares of Series A Preferred Stock outstanding

NOTE 10 – INCOME TAXES

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

The Company did not have taxable income during 2022 or 2021.

The Company's deferred tax assets consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Net operating loss	$908,653	$753,258
Valuation allowance	(908,653)	(753,258)
Net deferred tax asset	$-	$-

As of December 31, 2022 and 2021, the Company's accumulated net operating loss carry forward was approximately $4,322,575 and $3,586,945. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

On January 11, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%.

On January 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%.

On January 31, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%.

On February 14, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%.

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

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2022.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers, and directors of the Company as of December 31, 2022, are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	66	Chairman since 11/2013; appointed President/CEO since 7/2015

Kenneth Cornell Bosket	69	Director since 06/2008; appointed to CFO since 6/2016

Montse Zaman	48	Director, Secretary and Treasurer since 02/2008

Shahram Khial	72	Director, Vice President of Marketing since 08/2020

Mohammad Sadrolashrafi	67	Director, Vice President of Operations since 08/2020

Jamie Hadfield	45	Director, Marketing/Merger and Acquisition Officer since 10/2021

Vinoth Sambandam	31	Appointed CTO since 01/2017

There are no family relationships between or among any Officer and Director except that Mike Zaman and Montse Zaman are husband and wife.

The Directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as Director or Officer of the Company.

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

ITEM 11: EXECUTIVE COMPENSATION

During the fiscal period 2022, the Company recorded aggregate compensation of $467,850 due to officers and directors. As of December 31, 2022, the outstanding balance due to officers and directors was $1.052,300.

During the fiscal period 2022 the Company paid its officers and directors an aggregate of $16,050. Some directors made the decision to serve as officers and/or directors without compensation upon appointment.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS COMPENSATION

	Annual compensation				Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Kenneth Cornell Bosket	2022	60,000	-	-	-	-	-	-	60,000
CFO, Director	2021	60,000	-	-	-	-	-	-	60,000
	2020	60,000	-	-	-	-	-	-	60,000

Montse Zaman	2022	50,000	-	-	-	-	-	-	50,000
COO, Director	2021	60,000	-	-	-	-	-	-	60,000
	2020	60,000	-	-	-	-	-	-	60,000

Mike Zaman	2022	240,000	-	-	-	-	-	-	240,000
CEO, Director	2020	240,000	-	-	-	-	-	-	240,000
	2019	240,000	-	-	-	-	-	-	240,000

Vinoth Sambandam	2022	12,000	-		-	-	-	-	12,000
CTO	2021	12,000	-		-	-	-	-	12,000
	2020	21,756	-	21,756	-	-	-	-	43,512

Shawn Jones	2022	500	-	-	-	-	-	-	500
	2021		-	-	-	-	-	-
	2020		-	-	-	-	-	-

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

In December, 2007, the Company adopted the Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2007. Under the Plan, 50,000 shares are reserved for issuance to employees, officers, directors, advisors, and consultants. As of December 31, 2013, 28,855 shares had been issued under the Plan. During 2014, an additional 20,500 shares were issued under the Consultants and Employees Stock Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2022, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports

Montse Zaman	Officer, Director	Yes

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

There were 13,385,047 shares of the Company' common stock issued and outstanding on December 31, 2022. There are 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding on December 31, 2020. No other Preferred Shares are outstanding at December 31, 2020. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

_______________

(1)	Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Montse Zaman (1)	10,012,057	74.80%
11226 Pentland Downs Street
Las Vegas, NV 89141

Jamie Hadfield	400,000	2.99%
1610 W 100 N 82
St. George, Ut 84770

Vinoth Sambandam (1)	422,244	3.16%
L41A Bharathy Thasan Colony
KK Nagar, Chennai, 600 078 India

Mohammad Sadrolashrafi	60,124	0.45%
1160 S Nevada Street
Carson City, Nevada 89703

Shahram Khial	18,281	0.14%
15030 Ventura Blvd Ste. 771
Sherman Oaks, California 91403

Kenneth Cornell Bosket (1)	21,022	0.16%
1453 Flintrock Road
Henderson, Nevada 89014

Mike Zaman (1)	7,476	0.06%
11226 Pentland Downs Street
Las Vegas, NV 89141

All directors and officers as a group	10,941,204	81.7%

_______________

(1)	Denotes officer or director.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As in 2021, the Company in 2022 was provided office space by one of its officer and director at no charge. The Company believes that the provided office space is sufficient for its needs during the foreseeable future.

During the period ending December 31, 2022, the Company issued 10,000 shares of common stock from a $5,000 purchase price received from Mohammad Sadrolashraf, an officer of the Company.

During the period ending December 31, 2022, the Company issued 10,124 shares of common stock that involved a conversion of debt having accrued interest at a conversion rate of fifty cents ($0.50) per share, per dollar ($1.00) owed for a total amount of $5,062 to Mohammad Sadrolashraf an officer of the Company.

During the period ending December 31, 2022, the Company issued 8,281 shares of common stock that involved a conversion of debt having accrued to interest at a conversion rate of fifty cents ($0.50) per share, per dollar ($1.00) owed for a total amount of $4,140 to Shahram Khial an officer of the Company.

During the period ending December 31, 2022, the Company issued 10,000 shares of common stock from a $5,000 purchase price received from Shahram Khial, an officer of the Company.

As of December 31, 2022, the Company had a payable to Jamie Hadfield in the amount of $10,000 The payable is unsecured with maturity date of April 7, 2023.

As of December 31, 2022, the Company had a note payable balance to Mike Zaman Irrevocable Trust for an amount of $2,000, Mike Zaman is an officer of the Company. The payable of $2,000 is unsecured with maturity date of December 25, 2023

As of December 31, 2022, the Company had remaining note payables balances to Willy A Saint-Hilaire for a total of $11,528. The payables of $900, $1,518, $1,110, $2,750, $750, and $4,500 are unsecured with maturity dates of, April 6, 2022, April 16, 2022, April 21, 2022, April 30, 2922, May 4, 2022, and February 28, 2023 respectively.

As of December 31, 2022, the Company had a payable of $719,650 to Mike Zaman, an officer of the Company, for services performed.

As of December 31, 2022, the Company had a payable of $157,150 to Kenneth Cornell Bosket, an officer of the Company, for services performed.

As of December 31, 2022, the Company had a payable of $170,000 to Montse Zaman, an officer of the Company, for services performed.

As of December 31, 2022, the Company had a payable of $5,000 to Vinoth Sambandam, an officer of the Company, for services performed.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 19, 2018, the Company engaged M&K CPAS PLLC as the Company’s independent registered accounting firm commencing with the quarter ending March 31, 2018 through and including the fiscal year ending December 31, 2022.

	2022	2021
Audit fees	$18,000	$21,650
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 31, 2023.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2023.

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Montse Zaman	Director, Secretary and Treasurer
Montse Zaman

/s/ Kenneth Cornell Bosket	Director, Chief Financial Officer (Principal
Kenneth Cornell Bosket	Financial Officer), Principal Accounting Officer

