Form 10-Q
period 2023-03-31
Crown Equity Holdings, Inc.
filed 2023-05-15
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the number of shares outstanding of the registrant’s class of common stock was 13,385,047.

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

•	the relatively low trading volume of our common stock, which could depress our stock price;

•	competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	a general reduction in the demand for our services;

•	our ability to enter into, and the terms of, future contracts;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	complications associated with the incorporation of new accounting, control, and operating procedures;

•	the recognition of tax benefits related to uncertain tax positions;

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December, 31, 2022

Current assets
Cash	$7,333	$2,930
Total Current Assets	7,333	2,930
Property and Equipment, net	1,511	2,507
Total Assets	$8,844	$5,437

Current liabilities
Accounts payable and accrued expenses	$145,313	$145,630
Accounts payable and accrued expenses to related party	1,206,390	1,208,740
Notes payable to related parties	27,500	9,500
Convertible notes payable to related parties, net of debt discount	32,310	19,028
Current portion of long-term debt	-	2,870
Total Current Liabilities	1,411,513	1,385,768

Non-Current liabilities
Long-term debt	2,087	-
Total Liabilities	1,413,600	1,385,768

Stockholders' deficit
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 13,385,047 and 13,385,047 shares issued and outstanding at March 31, 2023 and December 31, 2022	13,384	13,384
Additional paid-in capital	12,763,126	12,763,126
Accumulated deficit	(14,181,267)	(14,156,842)
Total stockholders' deficit	(1,404,756)	(1,380,331)
Total liabilities and stockholders' deficit	$8,844	$5,437

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	March 31,
	2023	2022

Revenues
Revenues	$-	$144
Total Revenues	-	144

Operating expenses
General and administrative expense	22,304	127,916
Depreciation	996	1,828
Total Operating Expenses	22,300	129,744

(Loss) from operations	(22,300)	(129,600)

Other income (expense)
Interest expense	(1,125)	(565)
Gain (loss) on stock held	-	(171,851)
Investment expense	-	(3,522)
Total Other Expense	(1,125)	(175,938)

Net (loss)	$(24,425)	$(305,538)

Basic and Diluted income (loss) per share
Basic and diluted income loss per share	$(0.00)	$(0.02)

Weighted average number of shares outstanding basic and diluted	13,385,047	13,323,531

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balances at December 31, 2022	1,000	$1	13,385,047	$13,384	-	$12,763,126	$(14,156,842)	$(1,380,331)
Net loss	-	-					(24,425)	(24,425)
Balances at March 31, 2023	1,000	$1	13,385,047	$13,338	-	$12,763,126	$(14,181,267)	$(1,404,756	) )

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2021	1,000	$1	13,318,642	$13,318	-	$12,729,990	$(13,416,867)	$(673,558)
Common Stock issued for cash	-	-	20,000	20	-	9,980	-	10,000
Net loss	-	-					(305,538)	(305,538)
Balances at March 31, 2022	1,000	$1	13,338,642	$13,338	-	$12,739,970	$(13,722,405)	$(969,096)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities
Net (loss)	$(24,425)	$(305,538)
Forgiveness of EIDL Advance	-	-
Depreciation	996	1,828
Losson stocks held	-	171,851
Loss on investment	-	3,522
Changes in operating assets and liabilities
Accounts payable and accrued expenses – related party	(2,350)	102,450
Accounts payable and accrued expenses	(318)	1,996
Net cash (used in) operating activities	(26,097)	(23,891)

Cash flows from investing activities
Cash withdrawn from brokerage account	-	17,000
Net cash provided by investing activities	-	17,000

Cash flows from financing activities
Payments on convertible notes payable, related party	(1,318)	(3,300)
Borrowings from convertible notes payable, related party	14,600	-
Borrowings from notes payable, related party	18,000	4,500
Proceeds from Sale of Stock	-	10,000
Principal payments on debt	(782)	(5,126)
Net cash provided by financing activities	30,500	6,074

Net increase (decrease) in cash	4,403	(817)

Cash, beginning of period	2,930	4,320

Cash, end of period	$7,333	$3,503

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

 NOTES FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings Inc. ("Crown Equity" or the "Company") was incorporated in August 1995 in Nevada. The Company offers through its digital network of websites, advertising branding, marketing solutions and other services to boost customer awareness, as well as merchant visibility as a worldwide online multi-media publisher. The Company focuses on the distribution of information for the purpose of bringing together its audience with the advertisers that want to reach them. Its advertising services cover and connect a range of marketing specialties, as well as provide search engine optimization for clients interested in online media awareness. Crown Equity Holdings' objective is to make its endeavor known as CRWE WORLD into a global online news and information source, as well as a global one stop shop for various distinct products and services. The Company also offers services to companies seeking to become public entities in the United States, as well as providing various consulting services to companies and individuals dealing with corporate structure and operations globally.

On January 27, 2020, the Company re-acquired from AVOT the online business iB2BGlobal.com since the Company had not received the shares promised during the original sale.

Basis of Preparation

The accompanying financial statements include the financial information of Crown Equity Holdings Inc. (“Crown Equity”, the “Company”) have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”). In the opinion of the management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation, to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for non-employee awards may be lower and less volatile than under current US GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, although early adoption is permitted. The Company adopted the standard effective January 1, 2019 and found the adoption did not have a material effect on our financial statements.

Crown Equity does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

Revenue Recognition

The core principles of revenue recognition under ASC 606 include the following five criteria:

1.	Identify the contract with the customer

Contracts with our customers may be oral, written, or implied. A written and signed invoice stating the terms and conditions is the Company’ preferred method. The terms of a written contract may be contained within the body of an invoice or in an email. No work is commenced without an understanding between the Company and our client that a valid contract exists.

2.	Identify the performance obligations in the contract

Our sales and account management teams define the scope of services to be offered, to ensure all parties agree and obligations are being delivered to the customer as promised. The performance obligation may not be fully identified in a mutually signed contract, but may be outlined in email correspondence, face-to-face meetings, additional proposals or scopes of work, or phone conversations.

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

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses digital marketing that includes digital advertising, SEO management and digital ad support. We provide whether presenting a vibrant but simple message about our clients that will enlighten their audience or deploying an influential digital marketing campaign on our online site or across one or multiple social media platforms. Revenue is recognized when ads are run on the Company’s advertising platform.

The company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-through. The report satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign.

Sales are recognized when promised services are started in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Sales for service contracts generally are recognized as the services that are being provided.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$-	$-
Click Based and Impressions Ads	-	-	-	144	-	144
Domain Registrations	-	-	-	-	-	-
Publishing and Distribution	-	-	-	-	-	-
Server	-	-	-	-	-	-
	$-	$-	$-	$144	$-	$144

There was not any revenue earned during the period ending March 31, 2023.

	Mar 31,	Mar 31
	2023	2022

Deferred Revenue	$-	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, the current aging status of the customer accounts, and the financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2023 and December 31, 2022.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the period ending March 31, 2023, the Company’s did not receive any revenues from its available services.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2023 and 2022. Compensation expenses, auto, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation, and other administrative related expenses.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity, or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on the disposition of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either of the expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2023 or 2022.

Basic and Diluted Net (Loss) per Share

	Three Months Mar 31, 2023	Three Months Mar 31, 2022
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(24,425)	$(305,538)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(24,425)	$(305,538)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	13,385,047	13,323,531

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended March 31, 2023 and 2022. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2023 is 21,400,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of March 31, 2023, and December 31, 2022, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of March 31, 2023 and December 31, 2022:

	Mar 31, 2023	Dec 31, 2022
Net operating loss	$913,782	$908,653
Valuation allowance	(913,782)	(908,653)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2023 and December 31, 2022.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development costs for the period ended March 31, 2023 and year ended December 31, 2022.

Advertising Cost

The Company spent $0 for advertisement for the periods ended March 31, 2023 and March 31, 2022.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $ 14,181,267 since its inception and had a working capital deficit of $1,404,180 negative cash flows from operations and limited business operations as of March 31, 2023. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciate the assets over their useful lives of 3 to 7 years.

Property consists of the following at March 31, 2023 and December 31, 2022:

	Mar 31, 2023	Dec 31, 2022
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(107,111)	(106,115)
Property and Equipment, net	$1,511	$2,507

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $996, and $1,828 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4 – INVESTMENT TRADING SECURITIES AND MARGIN LOANS

The Company invested in various industries within the Nasdaq and New York stock exchange.

As of March 31, 2023, the market value of the Company’s account portfolio, consisting of stocks only, was $0.00 offset by a margin loan of $0.00. The loan is collateralized by the securities in the account and carries 7.5% annual interest rate. The Company transferred $200,000 cash from accounts to brokerage account during the 3rd quarter of 2021. The Company invested in various industries within the Nasdaq and New York stock exchange. The margin loan interest was $0.00 for the period ended March 31, 2023.

NOTE 5 – FINANCE LEASES

During 2019 and 2020, the Company borrowed an aggregate $7,357 and $9,985 under the following third-party and related party finance lease transactions:

A $9,985 note from a third party for the lease of fixed assets, bearing interest at 22%, amortized over 24 months with a payment of $498 in addition to a $22 management fee for a total monthly payment of $520. The lease has a bargain purchase option of $1 at the end of the lease term.

A $6,168 note from a third party for the purchase of fixed assets, bearing interest at 16.60% amortized over 36 months with payments of $219.

A $1,188 note from a third party for the purchase of fixed assets, bearing interest at 16.60%, amortized over 36 months with payments of $42.

The following is a schedule of the net book value of the finance lease.

Assets	March 31, 2023
Leased equipment under finance lease,	$73,883
less accumulated amortization	(72,372)
Net	$1,511

Liabilities	March 31, 2023
Obligations under finance lease (current)	$2,087
Obligations under finance lease (noncurrent)	-
Total	$2,087

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended March 31	Finance Leases
2023	2,277
Thereafter	-
Total	2,277
Less: Imputed Interest	(190)
Total Liability	2,087

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of March 31, 2023, and December 31, 2022, the Company had unamortized discounts of $0 and $0 respectively.

The Company analyzed the convertible notes below for derivatives noting none.

	Original	Due	Interest	March 31,
Name	Note Date	Date	Rate	2023

Related Party Notes Payable:
Willy A. Saint-Hilaire	02/28/2022	02/28/2023	12%	4,500
Mohammad Sadrolashrafi	11/17/2022	11/17/2023	12%	5,000
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%	18,000
Total Related Party Notes Payable				27,500
Related Party Convertible Notes Payable:
Willy A. Saint-Hilaire	04/06/2021	04/06/2022	12%	-
Jamie Hadfield	04/07/2022	04/07/2023	12%	10,000
Willy A. Saint-Hilaire	04/16/2021	04/16/2022	12%	1,100
Willy A. Saint-Hilaire	04/21/2021	04/21/2022	12%	1,110
Willy A. Saint-Hilaire	04/30/2021	04/30/2022	15.15%	2,750
Willy A. Saint-Hilaire	05/04/2021	05/04/2022	15.15%	750
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%	2,000
Mike Zaman	01/11/2023	01/11/2024	12%	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%	10,000
Total Convertible Related Party Notes Payable				32,310
Less: Debt Discount				0
Convertible Notes Payable, net of Discount - Related Party				32,310

Conversion rate is one share of common stock at $0.50 per share, per each principal dollar amount owed.

Willy A. Saint-Hilaire

On April 6, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $2,500 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $900. On January 18, 2023 a payment of $400 was made, and on February 21, 2023 a payment in the amount of $500 was made. As of March 31, 2023, the principal balance on this note was $0.00.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $1,518 at an interest rate of 12%.  As of December 31, 2022, the principal balance on this note was $1,518. On March 21, 2023 a payment in the amount of $418 was made. As of March 31, 2023, the principal balance on this note was $1,100.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $1,110.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $2,750.00 at an interest rate of 15.15%. As of March 31, 2023, the principal balance on this note was $2,750.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $750 at an interest rate of 15.15%.  As of March 31, 2023, the principal balance on this note was $750.

On February 28, 2022, the Company entered into a promissory note with Willy A. Saint-Hilaire in the amount of $4,500 at an interest rate of 0%. On September 15, 2022, the interest for the note was amended to 12%. As of March 31, 2023, the principal balance on this note was $4,500.

Mohammad Sadrolashrafi

On November 17, 2022, the Company entered into a promissory note with Mohammad Sadrolashrafi in the amount of $5,000 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $5,000.

Jamie Hadfield

On April 7, 2022, the Company entered into a convertible promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $10,000.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $18,000.

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,100 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $1,100.

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

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $1,100.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of March 31, 2023, the principal balance on this note was $18,000.

The Company periodically advanced operating funds from related parties with convertible notes payable. During the three months ended March 31, 2023, total convertible notes and non-convertible notes from related parties were $14,600 and $18,000 respectively. The Company periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

NOTE 9 – STOCK HOLDERS’ DEFICIT

Common Stock

During the three months ending March 31, 2023, the Company issued the following:

•	The Company did not issue any shares of common stock.

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

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of March 31, 2023.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of March 31, 2023, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2022.

The Company's deferred tax assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Net operating loss	$913,782	$908,653
Valuation allowance	(913,782)	(908,653)
Net deferred tax asset	$-	$-

As of March 31, 2023, and December 31, 2022, the Company's accumulated net operating loss carry forward was approximately $4,351,345 and $4,322,575 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%.

Management has analyzed its operations for subsequent events to May 9, 2023, the date these Financial Statements were issued.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

Crown Equity’s office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

During the period ending March 31, 2023, the Company utilized the services of independent contractors and its following officers, Mike Zaman, Kenneth Bosket, Montse Zaman, and Vinoth Sambandam.

RESULTS OF OPERATIONS

Three months ended March 31, 2023 Compared to the Three months ended March 31, 2022

For the three months ended March 31, 2023, revenues were $0.00, and $144 for the same period ended in 2022.

Revenues for the three months ended March 31, 2023 were lower primarily due to no revenue earned through any of the services offered by the Company, such as advertising, and publishing, for the period.

Operating expenses were $22,300 for the three months ended March 31, 2023 and $129,744 for the same period in 2022. The decrease in operating expenses was primarily due to a decrease of $90,500 in quarterly officer compensation.

Other expenses for the three-month period ended March 31, 2023 were $1,125 and $175,938 for the same quarter in 2022. The decrease in other expenses was primarily due to no loss on stock held for $171,851.

Interest expenses for the three months ended March 31, 2023 and 2022 were $1,125 and $565, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, Crown Equity had current assets of $7,333 and current liabilities of $1,411,513 resulting in a working capital deficit of $1,404,180. Net cash used by operating activities for the three months ended March 31, 2023 was $26,097 compared to net cash used of $23,891 for the same period in 2022.

Net cash provided by investing activities was $0.00 and $17,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company withdrew $17,000 cash from investment.

Net cash provided by financing activities during the three months ended March 31, 2023 was $30,500 compared to net cash provided of $6,074 for the same period in 2022. For the three months ended March 31, 2023, we borrowed $32,600 from related parties.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2022.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2023, Crown Equity did not issue any shares of common stock for operating capital.

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

CROWN EQUITY HOLDINGS INC.

Date: May 15, 2023	By:	/s/ Mike Zaman
Mike Zaman, CEO

Date: May 15, 2023	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO