Form 10-Q
period 2023-06-30
Crown Equity Holdings, Inc.
filed 2023-08-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the number of shares outstanding of the registrant's class of common stock was 13,385,047.

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

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December, 31, 2022

Current assets
Cash	$3,165	$2,930
Total Current Assets	3,165	2,930
Property and Equipment, net	515	2,507
Total Assets	$3,680	$5,437

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$145,954	$145,630
Accounts payable and accrued expenses to related party	1,204,830	1,208,740
Notes payable to related parties	38,800	9,500
Convertible notes payable to related parties, net of debt discount	30,900	19,028
Note payable short-term debt	1,305	2,870
Total Current Liabilities	1,421,789	1,385,768

Total Liabilities	1,421,789	1,385,768

Stockholders' deficit
Preferred Stock, 20,001,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 13,385,047 and 13,385,047 shares issued and outstanding at June 30, 2023 and December 31, 2022	13,384	13,384
Additional paid-in capital	12,763,126	12,763,126
Accumulated deficit	(14,194,620)	(14,156,842)
Total stockholders' deficit	(1,418,109)	(1,380,331)
Total liabilities and stockholders' deficit	$3,680	$5,437

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$-	$413	$-	$557
Revenue – related party	-	2,150	-	2,150
Total Revenue	-	2,563	-	2,707

Operating expenses
Depreciation	996	2,216	1,992	4,043
General and Administrative	12,010	122,547	34,314	250,464
Total Operating Expenses	13,006	124,763	36,306	254,507
Net Operating Income (Loss)	(13,006)	(122,200)	(36,206)	(251,800)

Other (expense)
Interest expense	(347)	(872)	(1,472)	(1,438)
Gain (Loss) on Stocks Held or Sold	-	(80,717)	-	(252,568)
Other Income (Expense)	-	(1,095)		(4,616)
Total other expense	(347)	(82,684)	(1,472)	(258,622)
Net (loss)	$(13,353)	$(204,884)	$(37,778)	$(510,422)

Net (loss) per common share – basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.04)
Weighted average number of common shares outstanding - basic and diluted	13,385,047	13,343,741	13,385,047	13,333,692

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2022

(Unaudited)

For the Three Months Ended June 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at March 31, 2023	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,181,267)	$(1,404,756)
Net loss	-	-				(13,353)	(13,353)
Balances at June 30, 2023	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,194,620)	$(1,418,109)

For the Three Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at March 31, 2022	1,000	$1	13,338,642	$13,338	$12,739,970	$(13,722,405)	$(969,096)
Common Stock issued for cash	-	-	8,000	8	3,992	-	4,000
Rounding	-	-	-	-	-
Net loss	-	-				(204,884)	(204,884)
Balances at June 30, 2022	1,000	$1	13,346,642	$13,346	$12,743,962	$(13,927,289)	$(1,169,980)

For the Six Months Ended June 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at December 31, 2022	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,156,842)	$(1,380,331)
Net loss	-	-				(37,778)	(37,778)
Balances at June 30, 2023	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,194,620)	$(1,418,109)

For the Six Months Ended June 30, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2021	1,000	$1	13,318,642	$13,318	-	$12,729,990	$(13,416,867)	$(673,558)
Common Stock issued for cash	-	-	28,000	28	-	13,972	-	14,000
Net loss	-	-					(510,422)	(510,422)
Balances at June 30, 2022	1,000	$1	13,346,642	$13,346	-	$12,743,962	$(13,927,289)	$(1,169,980)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities
Net (loss)	$(37,778)	$(510,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,992	4,043
Loss (gain) on brokerage account	-	252,568
Loss on investment	-	4,616
Changes in operating assets and liabilities
Accounts payable and accrued expenses – related party	(3,910)	198,900
Accounts payable and accrued expenses	324	(484)
Net cash (used in) operating activities	(39,372)	(50,779)

Cash flows from investing activities
Cash (transfer to) withdrawn from brokerage account	0	37,000
Net cash provided by investing activities	0	37,000

Cash flows from financing activities
Borrowings from convertible notes payable, related party	14,600	0
Payments on convertible notes payable, related party	(2,728)	(4,812)
Borrowings from notes payable, related party	29,300	14,500
Proceeds from Sale of Stock	-	14,000
Principal payments on debt	(1,565)	(7,611)
Net cash provided by financing activities	39,607	16,077

Net increase (decrease) in cash	235	2,298

Cash, beginning of period	2,930	4,320

Cash, end of period	$3,165	$6,618

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Repayments on Margin loan Brokerage account	$-	$263,151

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

Adoption of New Accounting Standard

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. The Company adopted ASU 2016-13 in its first quarter of fiscal 2023 and found the adoption did not have a material effect or significant impact on its financial statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

Revenue Recognition

The core principles of revenue recognition under ASC 606 include the following five criteria:

1.	Identify the contract with the customer

A contract with our customers may be oral, written, or implied. A written and signed invoice stating the terms and conditions is the Company' preferred method. The terms of a written contract may be contained within the body of an invoice or in an email. No work is commenced without an understanding between the Company and our client that a valid contract exists.

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

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$-	$-
Accounting	-	-	-		2,000	2,000
Click Based and Impressions Ads	-	-	-	247	-	247
Publishing and Distribution	-	-	-	310	150	460
Server	-	-	-	-	-	-
	$-	$-	$-	$557	$2,150	$2,707

There was not any revenue earned during the six-months period ending June 30, 2023.

	June 30,	June 30,
	2023	2022

Deferred Revenue	$-	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, the current aging status of the customer accounts, and the financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2023 and December 31, 2022.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the six-month period ending June 30, 2023, the Company did not receive any revenues from its available services.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2023 and 2022: Compensation expense, auto, travel and entertainment, legal and accounting, utilities, websites, office expenses, depreciation, and other administrative related expenses.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of an asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on the expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2023 or 2022.

Basic and Diluted Net (Loss) per Share

	Six Months June 30, 2023	Six Months June 30, 2022
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(37,778)	$(510,422)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(37,778)	$(510,422)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	13,385,047	13,333,692

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

	Three Months June 30, 2023	Three Months June 30, 2022
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(13,333)	$(204,884)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(13,333)	$(204,884)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	13,385,047	13,333,692

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended June 30, 2023, and 2022. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2023 is 21,485,067 and June 30, 2022 was 21,400,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company's statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of June 30, 2023, and December 31, 2022, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company's deferred tax assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	Dec 31, 2022
Net operating loss	$916,586	$908,653
Valuation allowance	(916,586)	(908,653)
Net deferred tax asset	-	-

Uncertain Tax Position

The Company also follows guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2023 and December 31, 2022.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development costs during the periods ended June 30, 2023 and December 31, 2022.

Advertising Cost

The Company spent $0 on advertising during the periods ended June 30, 2023 and June 30, 2022.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $14,194,620 since its inception and had a working capital deficit of $1,418,624, negative cash flows from operations and limited business operations as of June 30, 2023. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company's policy is to capitalize all property purchases over $1,000 and depreciate the assets over their useful lives of 3 to 7 years.

Property consists of the following on June 30, 2023 and December 31, 2022:

	June 30, 2023	Dec 31, 2022
Computers – 3 year estimated useful life	$108,622	108,622
Less – Accumulated Depreciation	(108,107)	(106,115)
Property and Equipment, net	$515	2,507

Depreciation has been provided over each asset's estimated useful life. Depreciation expenses were $1,992, and $4,043 for the six months ended June 30, 2023 and 2022 respectively.

NOTE 4 – INVESTMENT TRADING SECURITIES AND MARGIN LOANS

The Company invested in various industries within the Nasdaq and New York stock exchange.

As of June 30, 2023, the market value of the Company’s account portfolio, consisting of stocks only, was $0.00 offset by a margin loan of $0.00. The loan is collateralized by the securities in the account and carries 7.5% annual interest rate. The Company transferred $200,000 cash from accounts to brokerage account during the 3rd quarter of 2021. The Company invested in various industries within the Nasdaq and New York stock exchange. The margin loan interest was $0.00 for the period ended June 30, 2023.

NOTE 5 – FINANCE LEASES

During 2019 and 2020, the Company borrowed an aggregate $7,357 and $9,985 under the following third-party and related party finance lease transactions:

•	A $9,985 note from a third party for the lease of fixed assets, bearing interest at 22%, amortized over 24 months with a payment of $498 in addition to a $22 management fee for a total monthly payment of $520. The lease has a bargain purchase option of $1 at the end of the lease term.

•	A $6,168 note from a third party for the purchase of fixed assets, bearing interest at 16.60% amortized over 36 months with payments of $219.

•	A $1,188 note from a third party for the purchase of fixed assets, bearing interest at 16.60%, amortized over 36 months with payments of $42.

The following is a schedule of the net book value of the finance lease.

Assets	June 30, 2023
Leased equipment under finance lease,	$73,883
less accumulated amortization	(73,368)
Net	$515

Liabilities	June 30, 2023
Obligations under finance lease (current)	$1,305
Obligations under finance lease (noncurrent)	-
Total	$1,305

Below is a reconciliation of leases to the financial statements.

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases
2023	1,395
Thereafter	-
Total	1,395
Less: Imputed Interest	(90)
Total Liability	1,305

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of June 30, 2023, and December 31, 2022, the Company had unamortized discount of $0 and $0, respectively.

The Company analyzed the convertible notes for derivatives noting none.

Name	Original Note Date	Due Date	Interest Rate	June 30, 2023

Related Party Notes Payable:
Willy A. Saint-Hilaire	02/28/2022	02/28/2023	12%	4,500
Mohammad Sadrolashrafi	11/17/2022	11/17/2023	12%	5,000
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%	3,000
Total Related Party Notes Payable				38,800
Related Party Convertible Notes Payable:
Willy A. Saint-Hilaire	04/06/2021	04/06/2022	12%	-
Willy A. Saint-Hilaire	04/16/2021	04/16/2022	12%	-
Willy A. Saint-Hilaire	04/21/2021	04/21/2022	12%	800
Willy A. Saint-Hilaire	04/30/2021	04/30/2022	15.15%	2,750
Willy A. Saint-Hilaire	05/04/2021	05/04/2022	15.15%	750
Jamie Hadfield	04/07/2022	04/07/2023	12%	10,000
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%	2,000
Mike Zaman	01/11/2023	01/11/2024	12%	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%	10,000
Total Convertible Related Party Notes Payable				30,900
Less: Debt Discount				0
Convertible Notes Payable, net of Discount - Related Party				30,900

The conversion rate is one share of common stock at $0.50 per share, per each principal dollar amount owed.

Willy A. Saint-Hilaire

On April 6, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $2,500 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $900. On January 18, 2023 a payment of $400 was made, and on February 21, 2023 a payment in the amount of $500 was made. As of June 30, 2023, the principal balance on this note was $0.00.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $1,518 at an interest rate of 12%.  As of December 31, 2022, the principal balance on this note was $1,518. On March 21, 2023 a payment in the amount of $418.20 was made. On April 20, 2023 a payment in the amount of $400 was made in addition to a payment on May 21, 2023 of $500, and $200 paid on June 20, 2023. As of June 30, 2023, the principal balance on this note was $0.00.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%. On June 20, 2023, a payment of $309.83 was made. As of June 30, 2023, the principal balance on this note was $800.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $2,750.00 at an interest rate of 15.15%. As of June 30, 2023, the principal balance on this note was $2,750.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $750 at an interest rate of 15.15%.  As of June 30, 2023, the principal balance on this note was $750.

On February 28, 2022, the Company entered into a promissory note with Willy A. Saint-Hilaire in the amount of $4,500 at an interest rate of 0%. On September 15, 2022, the interest for the note was amended to 12%. As of June 30, 2023, the principal balance on this note was $4,500.

Mohammad Sadrolashrafi

On November 17, 2022, the Company entered into a promissory note with Mohammad Sadrolashrafi in the amount of $5,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $5,000.

Jamie Hadfield

On April 7, 2022, the Company entered into a convertible promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $10,000.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $3,000.

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $1,100.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobile lease payments.

The Company agreed to pay the automobile leases of $395 and $278 a month, on a month-to-month basis and can be cancelled at any time but expects to continue lease payments for the full 2023 year.

The Company entered into an agreement, effective January 1, 2020, to pay Arnulfo Saucedo-Bardan $5,000 per month for website development, design maintenance and other IT services and solutions.  On June 30, 2022 the Company owed Mr. Saucedo-Bardan $130,700. As of June 30, 2023, Arnulfo is owed $140,090.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $1,100.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2023, the principal balance on this note was $3,000.

The Company periodically advanced operating funds from related parties with convertible notes payable. As of June 30, 2023, total convertible notes and non-convertible notes from related parties were $38,800 and $30,900 respectively. The Company periodically advanced funds to cover account payables by direct payment of the account payables from related parties.

NOTE 9 – STOCK HOLDERS' DEFICIT

Common Stock

During the six months ending June 30, 2023, the Company issued the following:

•	The Company did not issue any shares of common stock.

Equity Incentive Plan

The Company's 2006 Equity Incentive Plan, as amended and restated (the "Equity Incentive Plan"), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of June 30, 2023.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of June 30, 2023, the Company has 1,000 shares of Series A Preferred Stock outstanding.

Warrants Issued

The following is a summary of the Company's warrant activity during the six-month periods ended June 30, 2023 and 2022:

	Number of	Exercise
	Warrants	Price
Balance, January 1, 2023	21,400,000	$0.60
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance, June 30, 2023	21,400,000	$0.60

	Number of	Exercise
	Warrants	Price
Balance, January 1, 2022	21,400,000	$0.60
Issued	-	-
Exercised	-	-
Forfeited	-	-

Balance, June 30, 2022	21,400,000	$0.60

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

The Company did not have taxable income during 2022.

The Company's deferred tax assets consisted of the following as of June 30, 2023, and December 31, 2022:

	June 31, 2023	December 31, 2022
Net operating loss	$916,586	$908,653
Valuation allowance	(916,586)	(908,653)
Net deferred tax asset	$-	$-

As of June 30, 2023, and December 31, 2022, the Company's accumulated net operating loss carry forward was approximately $4,364,697, and $4,326,920 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 11 – SUBSEQUENT EVENTS

On July 12, 2023, Michael Sheikh was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%.

On August 01, 2023, Dana Salzarulo was issued a warrant at a price of 0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%.

On August 07, 2023, Mohammad Sadrolashrafi was issued a warrant at a price of $0.000025 per share ($12.50 total) to purchase 500,000 shares of common stock at the exercise price of $0.60 per share.

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

As of June 30, 2023, Crown Equity has 3 employees and utilized the services of one independent contractor and the following three officers, Mike Zaman, Kenneth Bosket, and Montse Zaman.

RESULTS OF OPERATIONS

Three months ended June 30, 2023, Compared to the Three months ended June 30, 2022

For the three months ended June 30, 2023, revenues were $0 and $2,563 for the same period in 2022.

Revenues for the three month period ended June 30, 2023 were lower compared to the same period in 2022, which is due to there being no revenue earned through any of the services offered by the Company, such as advertising, click based and impressions ads on the Company’s web sites, as well as the publishing, and distribution of press releases from businesses, in addition to the use of the company’s server services. Since the discovery of some software server functioning errors, the Company is presently performing assessments and corrections with its findings, being that it is the primary source for its services offered.

Operating expenses were $13,006 for the three months ended June 30, 2023 compared to $124,763 for the same period in 2022, which was primarily caused by the Company having a much lower general and administrative expenses.

Other income (expenses) for the three-month period ended June 30, 2023 were $0 and $1,095 for the same quarter in 2022. There was a decrease between the three-month period ended June 30, 2023 and the three-month period ended June 30, 2022.

The three-month period ended June 30, 2023 was $0 in Gain (loss) on Stocks Held or Sold.

Interest expense for the three months ended June 30, 2023 and 2022 was $347 and $872, respectively.

Six months ended June 30, 2023, Compared to the Six months ended June 30, 2022

For the six months ended June 30, 2023, revenues were $0 and $2,707 for the same period in 2022.

Revenues for the six months period ended June 30, 2023 were significantly lower compared to the same period in 2022, which was cause to there being no revenue earned through any of the services offered by the Company, such as advertising, click based and impressions ads on its web sites, as well as the publishing, and distribution of press releases, or the use of the company’s server services. Since the discovery of some software server functioning errors, the Company has focused its attention on performing assessments and correcting its findings, being that its web the primary source for its services.

Operating expenses were $36,306 for the six months ended June 30,2023 which was lower than $254,507 for the same period in 2022.

Other income(expenses) for the six-month period ended June 30, 2023 were ($1,472) and $258,622 for the same period in 2022. The decrease in other expenses was primarily due to a decrease in Gain (loss) on Stocks Held or Sold.

Interest expense for the three months ended June 30, 2022 and 2021 was $1,472 and $1,438, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, Crown Equity had current assets of $3,165 and current liabilities of $1,421,789 resulting in a working capital deficit of $1,418,624. Net cash used by operating activities for the six months ended June 30, 2023, was $39,372 compared to net cash used of $50,779 for the same period in 2022.

Net cash provided by investing activities was $0 and $37,000 for the six months ended June 30, 2023, and 2022, respectively.

Net cash provided by financing activities during the six months ended June 30, 2023, was $39,607 compared to net cash provided of $16,077 for the same period in 2022. For the six months ended June 30, 2023, we borrowed $43,900 from related parties compared to $14,500 for the same period in 2022.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2023, Crown Equity did not issue any shares of common stock for operating capital.

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

CROWN EQUITY HOLDINGS INC.

Date: August 14, 2023	By:	/s/ Mike Zaman
Mike Zaman, CEO

	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

