Form 10-K
period 2023-12-31
Crown Equity Holdings, Inc.
filed 2024-04-18
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2023 was 2,303,663. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,281,845. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of April 18, 2024, was 15,814,800.

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

ITEM 1: BUSINESS

A) General

Crown Equity Holdings Inc., formerly known as Micro Bio-Medical Waste Systems, Inc. (the "Company") was incorporated on August 31, 1995 as "Visioneering Corporation" under the laws of the State of Nevada.

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

As of December 31, 2023, the Company utilized the services of independent contractors during the year. Officers’ compensation is detailed in Part III, Item 11 of this filing.

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

ITEM 1C. CYBERSECURITY

Not applicable.

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

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently traded on the OTC Electronic Bulletin Board in the United States, having the trading symbol "CRWE" and CUSIP #22834M305. The Company's stock is traded on the OTC Electronic Bulletin Board. As of December 31, 2023, the Company had 13,396,226 shares of its common stock issued and outstanding of which 10,547,681 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2023 and 2022.

Period	High	Low
First Quarter 2023	1.27	0.26
Second Quarter 2023	0.88	0.15
Third Quarter 2023	0.37	0.10
Fourth Quarter 2023	0.06	0.45
First Quarter 2022	1.75	0.75
Second Quarter 2022	1.74	1.66
Third Quarter 2022	1.66	0.21
Fourth Quarter 2022	1.34	1.23

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2023, the Company estimates there are approximately 109 "holders of record" of its common stock and estimates that there are no beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2023 and 2022 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

The Company will attempt to carry out its business plan as discussed below. The Company's business plan is to continue building its network of online publishing sites, as well as continuing to provide consulting and services to its client on an as-needed basis. These services include general and financial management to private and public companies with an emphasis on their financial reporting and filing requirements. Such services are subject to the needs of its clients and may vary by company. The Company will attempt to carry out its business plan as described above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock. The revenue transaction does not reflect the ability of the Company to fund itself without outside sources in the future. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2023, the Company has $6,739 in cash, $0.00 held in brokerage accounts and $0.00 of long-term debt.

On December 31, 2023, the Company had negative working capital of $1,469,447, which consisted of current assets of $6,739 and current liabilities of $1,476,186. The current liabilities of the Company on December 31, 2022 are composed of accounts payable and accrued expenses of $1,385,768 accounts payable and accrued expenses to related party of $1,208,740  and note payable to related parties of $9,500, convertible notes payable to related parties, net of debt discount of $19,028, and current portion of long-term debt of 2,870.

Cash flows used in and provided by operating activities during the year ended December 31, 2023 was $80,281 compared to cash flow used of $89,366 for the same period in 2022.

Cash flows provided by and used in investing activities were $0.00 and $67,000 for the years ended December 31, 2023 and December 31, 2022 respectively.

Cash flows provided by financing activities was $84,090 for the year ended December 31, 2023 compared to $20,976 for the same period in 2022. The financing activities in 2023 consisted mostly of proceeds from Borrowings from notes payable, related party.

As of December 31, 2023, the Company had total assets of $6,739 and total liabilities of $1,476,186. Stockholders' deficit as of December 31, 2023 was $1,469,477 compared to a deficit of $1,380,331 on December 31, 2022. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022.

REVENUES

Sales for the year ended December 31, 2023 were $112 compared to $2,936 for the year ended December 31, 2022, a decrease of $2,824. The $112 revenue in 2023 was from a third party.

OPERATING EXPENSES

During the year ended December 31, 2023, we incurred $771,899 in operating expenses, compared to $481,512 in the same period ended December 31, 2022, an increase of $290,387 mainly due to increase in General and Administrative expenses.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2023, we incurred other expenses of a negative $12,545, consisting of interest expense of $12,545, Gain (Loss) on Stocks Held of $0.00 and Other Income (Expense) of $0.00. During the year ended December 31, 2022, we incurred other expenses of a negative $261.398, consisting of interest expense of $4,213, Gain (Loss) on Stocks Held of $252,568 and Other Income (Expense) of $4,617.

NET LOSS

The Company had a net loss for the year ended December 31, 2023 of $784,332 compared to a net loss of $739,975 for the year ended December 31, 2022, an increase of $44,357 mainly due to the decrease in administrative expenses Gain (Loss) on Stocks Held.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crown Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crown Equity Holdings, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, negative cash flows from operations, and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 2 to the financial statements, the Company had a going concern due to a working capital deficiency, stockholders’ deficiency, and negative cash flows from operations. Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses manage estimates on future revenues and expenses, which are not able to be substantiated. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure of going concern.

/s/ M&K CPAS, PLLC We have served as the Company’s auditor since 2018.

The Woodlands, Texas

April 18, 2024

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Current assets
Cash	$6,739	$2,930
Investments in trading securities		-
Total Current Assets	6,739	2,930
Property and Equipment, net	-	2,507
Total Assets	$6,739	$5,437

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$163,766	$145,630
Accounts payable and accrued expenses to related party	1,202,020	1,208,740
Notes payable to related parties	83,800	9,500
Convertible notes payable to related parties, net of debt discount	26,600	19,028
Current portion of long-term debt	-	2,870
Total Liabilities	1,476,186	1,385,768

Non-Current liabilities
Long-term debt	-	-
Total Liabilities	1,476,186	1,385,768

Stockholders' deficit
Preferred Stock, 20,001,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at December 31, 2023 and 2022	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 13,396,226 and 13,385,047 shares issued and outstanding at December 31, 2023 and 2022	13,395	13,384
Additional paid-in capital	13,458,331	12,763,126
Accumulated deficit	(14,941,174)	(14,156,842)
Total stockholders’ deficit	(1,469,447)	(1,380,331)
Total liabilities and stockholders’ deficit	$(6,739)	$(5,437)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Revenue	$112	$785
Revenue – related party	-	2,150
Total Revenue	112	2,935

Operating expenses
Depreciation	2,507	7,513
General and Administrative	769,392	473,999
Total Operating Expenses	771,899	481,512
Net Operating Income (Loss)	(771,787)	(478,577)

Other (expense)
Interest expense	(12,545)	(4,213)
Gain (Loss) on Stocks Held	-	(252,568)
Other Income (Expense)	-	(4,617)
Total other expense	(12,545)	(261,398)
Net (loss)	$(784,332)	$(739,975)

Net (loss) per common share – basic and diluted	$(0.06)	$(0.06)
Weighted average number of common shares outstanding - basic and diluted	13,386,272	13,346,912

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balances at December 31, 2021	1,000	$1	13,318,642	$13,318	$-	$12,729,990	$(13,416,867)	$(673,558)
Common Stock Issued for Cash	-	-	48,000	48	-	23,952	-	24,000
Common stock issued for settlement of AP- related parties	-	-	18,405	18	-	9,184	-	9,202
Net loss	-	-	-	-	-	-	(739,975)	(739,975)
Balances at December 31, 2022	1,000	$1	13,385,047	$13,384	$-	$12,763,126	$(14,156,842)	$(1,380,331)
Common Stock issued for Note Payable Conversion –related parties	-	-	11,179	11	-	5,578	-	5,589
Warrant Subscriptions	-	-	-	-	-	689,627	-	689,627
Net loss							(784,332)	(784,332)
Balances at December 31, 2023	1,000	$1	13,396,226	$13,395	-	$13,458,331	$(14,251,635)	$(1,469,447)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	2023	2022

Cash flows from operating activities
Net (loss)	$(784,332)	$(739,975)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	2,507	7,513
Loss (gain) on brokerage account	-	252,568
Loss on investment	-	4,616
Stock Compensation	689,539	-
Changes in operating assets and liabilities
Cash transfer	-	-
Deferred revenue	-	-
Accounts payable and accrued expenses – related party	(6,720)	377,950
Accounts payable and accrued expenses	18,725	7,962
Net cash (used in) and provided by operating activities	(80,281)	(89,366)

Cash flows from investing activities
Cash (paid to) withdrawn from brokerage account	-	67,000
Net cash provided by and (used in) investing activities	-	67,000

Cash flows from financing activities
Principal payments on debt, related party	6,000	-
Borrowings from convertible notes payable, related party	69,100	-
Payments on convertible notes payable – related party	(7,028)	(11,812)
Principal payments on debt	(2,870)	(17,712)
Borrowings from notes payable, related party	30,800	26,500
Borrowings from notes payable	(1,500)
Warrant Subscriptions	88	-
Shares subscribed for cash	-	24,000
Net cash provided by financing activities	84,090	20,976

Net increase (decrease) in cash	3,809	(1,390)

Cash, beginning of period	2,930	4,320

Cash, end of period	$6,739	$2,930

SUPPLEMENTAL DISCLOSURE:
Interest paid	$5,995	$3,360
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
RP-NP debt conversion	$5,589	9,201
RP-AP Converted into common stock		$-
Shares issued for stock payable	$-	$-
Repayments of margin loan from brokerage account	$-	$263,151

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

	December 31, 2023			December 31, 2022
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$-	$-
Click Based and Impression Ads	$112	$-	$112	$475	$-	$475
Publishing and Distribution	$-	$-	$-	$310	$150	$460
Accounting	$-	$-	$-	$-	$2,000	$2,000
	$112	$-	$112	$785	$2,150	$2,935

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2023 and 2022.

Risk Concentrations

As of December 31, 2023, 100% of the Company’s revenues were received through Click Based and Impression Ads from a third party.

During the year ending of December 31, 2022, 68% of the Company’s revenues were received through accounting services rendered, and 100% of the rendered accounting services revenue was received through a related party. 16% of the revenues received were from publishing and distribution services rendered by the Company, while 33% of the publishing and distribution revenue was received through a related party. The remaining revenue of 16% was from the displaying of click-based and impressions ads located on the company’s websites.

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

	December 31,
	2023	2022
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(94,793)	$(739,975)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(94,793)	$(739,975)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	13,386,272	13,346,912

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the years ended December 31, 2023 and 2022.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of December 31, 2023, and December 31, 2022, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of December 31, 2023 and December 31, 2022:

	Dec. 31, 2023	Dec. 31, 2022
Net operating loss	$928,560	$908,653
Valuation allowance	(928,560)	(908,653)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2023 and December 31, 2022.

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

Our cash and brokerage accounts are measured at fair value on a recurring basis and estimated as follows.

December 31, 2022	Total	Level 1	Level 2	Level 3

Cash	$2,930	$2,930	$-	$-
Total	$2,930	$2,930	$-	$-

December 31, 2023

Cash	$6,739	$6,739	$-	$-
Total	$6,739	$6,739	$-	$-

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the years ended December 31, 2023 and 2022.

Advertising Cost

The Company spent no money for advertisement for the years ended December 31, 2023 and 2022.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity an accumulated deficit of $14,251,635 since its inception and had a working capital deficit of $1,469,447 negative cash flows from operations and limited business operations as of December 31, 2023. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(108,622)	(106,115)
Property and Equipment, net	$-	$2,507

Depreciation has been provided over each asset’s estimated useful life. Depreciation expenses were $2,507 and $7,513 for the twelve months ended December 31, 2023 and 2022, respectively.

NOTE 4 – FINANCE LEASES

During the period ending December 31, 2023, the Company paid an aggregate of $2,868 toward capital lease balances.

The following is a schedule of the net book value of the finance lease.

Assets	December 31, 2023
Leased equipment under finance lease,	$72,883
less accumulated amortization	(72,883)
Net	$-

Liabilities	December 31, 2023
Obligations under finance lease (current)	$-
Obligations under finance lease (noncurrent)	-
Total	$-

The following is a schedule, by years, of future minimum lease payments required under finance leases.

Years ended December 31	Finance Leases

2024	-
Thereafter	-
Total	-
Less: Imputed Interest
Total Liability	-

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of December 31, 2023 and 2022, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $0.00, as of December 31, 2023.

Name	Note Date	Date	Interest Rate	Conversion Rate		Dec. 31, 2023	Dec. 31, 2022

Related Party Notes Payable:
Willy A. Saint-Hilaire	03/12/2021	03/12/2022	12%		$-	-	-
Willy A. Saint-Hilaire	05/21/2021	05/21/2022	0%		$-	-	-
Willy A. Saint-Hilaire	02/28/2022	02/28/2023	12%		$-	-	4,500
Mohammad Sadrolashrafi	11/17/2022	11/17/2023	12%		$-	-	5,000
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%		$-	18,000	-
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%		$-	5,800	-
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%		$-	2,500	-
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%		$-	3,000	-
Mike Zaman	07/18/2023	07/18/2024	12%		$-	15,000	-
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%		$-	12,000	-
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%		$-	2,500	-
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%		$-	1,000	-
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%		$-	1,000	-
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%		$-	3,000	-
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%	$		10,000	-
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%		$-	10,000	-
Total Related Party Notes Payable						83,800	9,500

Related Party Convertible Notes Payable:
Jamie Hadfield	04/07/2022	04/07/2023	12%		$0.50	10,000	10,000
Willy A. Saint-Hilaire	04/06/2021	04/06/2022	12%		$0.50	-	900
Willy A. Saint-Hilaire	04/16/2021	04/16/2022	12%		$0.50	-	1,518
Willy A. Saint-Hilaire	04/21/2021	04/21/2022	12%		$0.50	-	1,110
Shahram Khial	04/22/2021	04/22/2022	12%		$0.50	-	-
Willy A. Saint-Hilaire	04/30/2021	04/30/2022	15.15%		$0.50	-	2,750
Willy A. Saint-Hilaire	05/04/2021	05/04/2022	15.15%		$0.50	-	750
Mohammad Sadrolashrafi	09/09/2022	09/09/2023	12%		$0.50	-	-
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%		$0.50	2,000	2,000
Mike Zaman	01/11/2023	01/11/2024	12%		$0.50	1,100	-
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%		$0.50	2,500	-
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%		$0.50	1,000	-
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%		$0.50	10,000	-
Shahram Khial	11/15/2023	11/29/2023	0%		$0.50	-	-
Total Convertible Related Party Notes Payable						26,600	19,028

The conversion rate is one share of common stock at $0.50 per share, per dollar amount owed.

Willy A. Saint-Hilaire

On April 6, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $2,500 at an interest rate of 12%. As of December 31, 2022, the principal balance on this note was $900. On January 18, 2023 a payment of $400 was made, and on February 21, 2023 a payment in the amount of $500 was made. As of December 31, 2023, the principal balance on this note was $0.00.

On April 16, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $1,518 at an interest rate of 12%.  As of December 31, 2022, the principal balance on this note was $1,518. On March 21, 2023 a payment in the amount of $418.20 was made. On April 20, 2023 a payment in the amount of $400 was made in addition to a payment on May 21, 2023 of $500, and $200 paid on June 20, 2023. As of December 31, 2023, the principal balance on this note was $0.00.

On April 21, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $1,109.83 at an interest rate of 12%. On June 20, 2023, a payment of $309.83 was made. On July 19, 2023 a payment in the amount of $800 was made. As of December 31, 2023, the principal balance on this note was $0.00.

On April 30, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $2,750.00 at an interest rate of 15.15%. On July 20, 2023 a payment in the amount of $2,750 was made. As of December 31, 2023, the principal balance on this note was $0.00.

On May 4, 2021, the Company entered into a convertible promissory note with Willy A. Saint-Hilaire in the amount of $750 at an interest rate of 15.15%.  On July 20, 2023 a payment in the amount of $750 was made. As of December 31, 2023, the principal balance on this note was $0.00.

On February 28, 2022, the Company entered into a promissory note with Willy A. Saint-Hilaire in the amount of $4,500 at an interest rate of 0%. On September 15, 2022, the interest for the note was amended to 12%. On July 20, 2023 a payment in the amount of $4,500 was made. As of December 31, 2023, the principal balance on this note was $0.00.

Jamie Hadfield

On April 7, 2022, the Company entered into a convertible promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $10,000.

Mohammad Sadrolashrafi

On November 17, 2022, the Company entered into a promissory note with Mohammad Sadrolashrafi in the amount of $5,000 at an interest rate of 12%. On November 10, 2023 the balance of the note plus interest of $589.45 was converted within the terms of the agreement into Common Shares at a rate of $0.50 per share for a total of 11,179 shares issued to holder. As of December 31, 2023, the balance on this note was $0.00.

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $15,000.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2023, the principal balance on this note was $10,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobiles lease payments.

The Company agreed to pay the automobile lease of $395 and $278 a month, on a month-to-month basis and can be cancelled at any time but expects to continue lease payments for the full 2024 year.

The Company entered into an agreement, effective January 1, 2020, to pay Arnulfo Saucedo-Bardan $5,000 per month for website development, design maintenance and other IT services and solutions.  As of December 31, 2023 the Company owed Mr. Saucedo-Bardan $139,380.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

On April 7, 2022, the Company entered into a promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12%. View additional details are in Note 5. The principal balance on this note was $10,000 as of December 31, 2023, and 2022.

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $2,000 as of December 31, 2023 and 2022.

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $1,100 as of December 31, 2023.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $2,500 as of December 31, 2023.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $1,000 as of December 31, 2023.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $10,000 as of December 31, 2023.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $18,000 as of December 31, 2023.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $5,800 as of December 31, 2023.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $2,500 as of December 31, 2023.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $3,000 as of December 31, 2023.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $15,000 as of December 31, 2023.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $12,000 as of December 31, 2023.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $2,500 as of December 31, 2023.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $1,000 as of December 31, 2023.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $1,000 as of December 31, 2023.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $1,000 as of December 31, 2023.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. View additional details in Note 5. The principal balance on this note was $10,000 as of December 31, 2023.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. View additional details in Note 6. The principal balance on this note was $10,000 As of December 31, 2023.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of December 31, 2023 and 2022, total convertible notes and non-convertible notes from related parties were $110,400 and $28,528, respectfully.

NOTE 8 – STOCKHOLDERS' DEFICIT

Common Stock

During the period ending December 31, 2023, the Company issued 11,179 shares of common stock as follows:

Related Party:

•

On November 10, 2023, the Company issued 11,179 restricted shares of common stock for conversion of a debt and accrued interest of $5,589 to Mohammad Sadrolashrafi at a conversion rate of fifty cents ($0.50) per share per dollar ($1.00) owed.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options, as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of December 31, 2023

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of Decemberr 31, 2023, the Company has 1,000 shares of Series A Preferred Stock outstanding.

Warrants

On July 12, 2023, the Company granted non-qualified stock warrants purchasing up to 1,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S-1 registration filing.

On August 01, 2023, the Company granted non-qualified stock warrants purchasing up to 1,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S-1 registration filing.

On August 07, 2023, the Company granted non-qualified stock warrants purchasing up to 500,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S-1 registration filing.

On October 27, 2023, the Company granted non-qualified stock warrants purchasing up to 1,000,000 shares of common stock at an exercise price of $0.60 per share. The option to purchase can be exercised at or after the date of the Company’s S-1 registration filing.

The following is a summary of the Company’s warrant activity during the periods ended December 31, 2023 and 2022. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for warrant under the plan:

Warrants to purchase a total of 24,400,000 shares of common stock were outstanding as of December 31, 2023.

	Number of	Exercise
	Warrants	Price
Balance, January 1, 2023	21,400,000	$0.60
Issued	3,500,000	0.60
Exercised	-	-
Forfeited	-	-
Balance, December 31, 2023	24,900,000	$0.60

	Number of	Exercise
	Warrants	Price
Balance, January 1, 2022	21,400,000	$0.60
Issued	-	-
Exercised	-	-
Forfeited	-	-

Balance, December 31, 2022	21,400,000	$0.60

Warrants Purchased in 2023:

	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.60	21,400,000	8 mos	$0.60	21,400,000	$0.60
$0.60	3,500,000	3 yrs.8 mos.	$0.60	3,500,000	$0.60
	24,900,000			24,900,000

December 31,
2023
Average risk-free interest rates	4.87% - 5.10%
Average expected life (in years)	0.93 - 1.21
Volatility	219.42% - 398.81%

The warrants were expensed immediately due to the vesting period, resulting in 689,451 of stock-based compensation expense during the year ended December 31, 2023.

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

The Company did not have taxable income during 2023 or 2022.

The Company's deferred tax assets consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Net operating loss	$928,560	$908,653
Valuation allowance	(928,560)	(908,653)
Net deferred tax asset	$-	$-

As of December 31, 2023 and 2022, the Company's accumulated net operating loss carry forward was approximately $4,421,713 and $4,322,575. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 10 – SUBSEQUENT EVENTS

On February 01, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%.

On February 14, 2024, a note payable to Jamie Hadfield with interest of 12% was converted to 24,414 restricted shares of common stock.

On February 20, 2024, the Company issued, 1,439,300 shares of restricted common stock to Mike Zaman, 301,700 shares of restricted common stock to Kenneth Bosket, 340,000 shares of restricted common stock to Montse Zaman, 278,160 shares of restricted common stock to Arnulfo Saucedo-Bardan, 25,000 shares of restricted common stock to Cloud Network Systems Inc., and 10,000 shares of restricted common stock to Vinoth Sambandam for debt conversion.

On February 26, 2024, Shawn Jones was issued a warrant at a price of $0.000025 per share ($25.00 total) to purchase 1,000,000 shares of common stock at the exercise price of $0.60 per share.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $15,000 at an interest rate of 12%.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2023.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers, and directors of the Company as of December 31, 2023, are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	67	Chairman since 11/2013; appointed President/CEO since 7/2015

Kenneth Cornell Bosket	70	Director since 06/2008; appointed to CFO since 6/2016

Montse Zaman	49	Director, Secretary and Treasurer since 02/2008

Shahram Khial	73	Director, Vice President of Marketing since 08/2020

Mohammad Sadrolashrafi	68	Director, Vice President of Operations since 08/2020

Jamie Hadfield	46	Director, Marketing/Merger and Acquisition Officer since 10/2021

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

MIKE ZAMAN - Mike Zaman is the President, CEO and Chairman of the Board of the company. He was born in Tehran, Iran and moved to Florida in the 1980's. Mr. Zaman earned his Bachelor degree from the Florida International University in Computer Science. He has been a corporate, marketing and sales consultant for many numerous companies and has advised or consulted in the process of mergers, acquisitions, as well as the raising of capital for private and public entities..

KENNETH CORNELL BOSKET - Kenneth Cornell Bosket is a director and CFO of the Company. Mr. Bosket has been a member of the Company’s team since June, 2008. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University.

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

ITEM 11: EXECUTIVE COMPENSATION

During the fiscal period 2023, the Company recorded aggregate compensation of $0 due to officers and directors. As of December 31, 2023, the outstanding balance due to officers and directors was $1,041,300.

During the fiscal period 2023 the Company paid its officers and directors an aggregate of $0. Directors made the decision to serve as officers and/or directors without compensation upon appointment.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS COMPENSATION

	Annual compensation				Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Kenneth Cornell Bosket	2023	-	-	-	-	-	-	-	-
CFO, Director	2022	60,000	-	-	-	-	-	-	60,000
	2021	60,000	-	-	-	-	-	-	60,000

Montse Zaman	2023	-	-	-	-	-	-	-	-
COO, Director	2022	50,000	-	-	-	-	-	-	50,000
	2021	60,000	-	-	-	-	-	-	60,000

Mike Zaman	2023	-	-	-	-	-	-	-	-
CEO, Director	2022	240,000	-	-	-	-	-	-	240,000
	2021	240,000	-	-	-	-	-	-	240,000

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2023, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports

Mike Zaman	Officer, Director	Yes

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

There were 13,396,226 shares of the Company' common stock issued and outstanding on December 31, 2023. There are 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding on December 31, 2023. No other Preferred Shares are outstanding at December 31, 2023. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

_______________

(1)	Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Mike Zaman Irrevocable Trust (1)	10,013,067	74.75%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

Jamie Hadfield (1)	400,000	2.99%
1610 W 100 N 82
St. George, Utah 84770

Mohammad Sadrolashrafi (1)	71,303	0.53%
1160 S Nevada Street
Carson City, Nevada 89703

Kenneth Cornell Bosket (1)	21,022	0.16%
1453 Flintrock Road
Henderson, Nevada 89014

Shahram Khial (1)	18,281	0.14%
15030 Ventura Blvd Ste. 771
Sherman Oaks, California 91403

Montse Zaman (1)	16,532	0.12%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

Mike Zaman (1)	7,476	0.05%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

All directors and officers as a group	10,547,681	78.74%

_______________

(1)	Denotes officer or director.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company in 2023 was provided office space by one of its officers and director at no charge. The Company believes that the provided office space is sufficient for its needs in the foreseeable future.

During the period ending December 31, 2023, the Company issued 11,179 restricted shares of common stock for conversion of a debt and accrued interest owed to Mohammad Sadrolashrafi for a total amount of $5,589.45.

The conversion rate was fifty cents ($0.50) per share per dollar ($1.00). Mr. Sadrolashrafi is an officer of the Company.

As of December 31, 2023, the Company had a remaining note payables balance to Jamie Hadfield for a total of $10,000. Jamie Hadfield is an officer of the Company. The payable of $10,000, is unsecured with a maturity date of April 7, 2023,

As of December 31, 2023, the Company had a remaining note payables balance to Mike Zaman Irrevocable Trust for a total of $2,000. Mike Zaman is an officer of the Company. The payable of $2,000, is unsecured with a maturity date of December 25, 2023,

As of December 31, 2023, the Company had a note payable balance to Mike Zaman in the amount of $1,100. Mike Zaman is an officer of the Company.  The payable of $1,100 is unsecured with a maturity date of January 11, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $2,500. Mike Zaman is an officer of the Company. The payable of $2,500 000 is unsecured with a maturity date of January 23, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,000. Mike Zaman is an officer of the Company. The payable of $1,000 is unsecured with a maturity date of January 31, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $10,000. Mike Zaman is an officer of the Company. The payable of $10,000 is unsecured with a maturity date of February 14, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $18,000. Mike Zaman is an officer of the Company. The payable of $18,000 is unsecured with a maturity date of March 23, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $5,800. Mike Zaman is an officer of the Company. The payable of $5,800 is unsecured with a maturity date of May 08, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $2,500. Mike Zaman is an officer of the Company. The payable of $2,500 is unsecured with a maturity date of June 02, 2024.

As of December 31, 2023 As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $3,000. Mike Zaman is an officer of the Company. The payable of $3,000 is unsecured with a maturity date of June 20, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman in the amount of $15,000. Mike Zaman is an officer of the Company. The payable of $15,000 is unsecured with a maturity date of July 18, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $12,000. Mike Zaman is an officer of the Company.  The payable of $12,000 is unsecured with a maturity date of August 04, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $2,500. Mike Zaman is an officer of the Company. The payable of $2,500 is unsecured with a maturity date of September 20, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,000. Mike Zaman is an officer of the Company. The payable of $1,000 is unsecured with a maturity date of September 22, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,000. Mike Zaman is an officer of the Company. The payable of $1,000 is unsecured with a maturity date of September 23, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,000. Mike Zaman is an officer of the Company. The payable of $1,000 is unsecured with a maturity date of October 20, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $10,000. Mike Zaman is an officer of the Company. The payable of $10,000 is unsecured with a maturity date of November 06, 2024.

As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $10,000. Mike Zaman is an officer of the Company. The payable of $10,000 is unsecured with a maturity date of December 12, 2024.

As of December 31, 2023, the Company had a payable of $719,650 to Mike Zaman, an officer of the Company, for services performed.

As of December 31, 2023, the Company had a payable of $151,650 to Kenneth Cornell Bosket, an officer of the Company, for services performed.

As of December 31, 2023, the Company had a payable of $170,000 to Montse Zaman, an officer of the Company, for services performed.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 19, 2018, the Company engaged M&K CPAS PLLC as the Company’s independent registered accounting firm commencing with the quarter ending March 31, 2018 through and including the fiscal year ending December 31, 2023.

	2023	2022
Audit fees	$24,000	$18,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on April 18, 2024.

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 18, 2024.

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Montse Zaman	Director, Secretary and Treasurer
Montse Zaman

/s/ Kenneth Bosket	Director, Chief Financial Officer (Principal
Kenneth Cornell Bosket	Financial Officer), Principal Accounting Officer

