Form 10-Q
period 2024-03-31
Crown Equity Holdings, Inc.
filed 2024-06-07
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of June 06, 2024, the number of shares outstanding of the registrant’s class of common stock was 15,814,800.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023

Current assets
Cash	$7,906	$6,739
Total Current Assets	7,906	6,739
Property and Equipment, net	-	-
Total Assets	$7,906	$6,739

Current liabilities
Accounts payable and accrued expenses	$159,258	$163,766
Accounts payable and accrued expenses to related party	21,340	1,202,020
Notes payable to related parties	106,800	83,800
Convertible notes payable to related parties, net of debt discount	16,600	26,600
Deferred revenue	155	-
Total Current Liabilities	304,153	1,476,186

Non-Current liabilities
Long-term debt	-	-
Total Liabilities	304,153	1,476,186

Stockholders' deficit
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 15,814,800 and 13,396,226 shares issued and outstanding at March 31, 2024 and December 31, 2023	15,812	13,395
Additional paid-in capital	18,290,208	13,458,331
Accumulated deficit	(18,602,268)	(14,941,174)
Total stockholders' deficit	(296,247)	(1,469,447)
Total liabilities and stockholders' deficit	$7,906	$(6,739)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	March 31,
	2024	2023

Revenue
Revenue	301	-
Total Revenue	301	-

Operating expenses
Depreciation	-	996
General and Administrative	1,287,376	22,304
Total Operating Expenses	1,287,376	23,300

Net Operating Income (Loss)	(1,287,075)	(23,300)

Other (expense)
Interest expense	(3,372)	(1,125)
Gain (Loss) on Related Party AP Conversion	(2,311,977)	-
Gain (Loss) on AP Conversion	(24,500)	-
Other Income (Expense)	10	-
Loss on Debt Conversion	(34,181)	-
Total other expense	(2,374,019)	(1,125)

Net (loss)	$(3,661,094)	$(24,425)

Net (loss) per common share – basic and diluted	$(0.25)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	14,460,725	13,385,047

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2024

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balances at December 31, 2023	1,000	$1	13,396,226	$13,395	-	$13,458,331	$(14,941,174)	$(1,469,447)
Common Stock issued for Related Party Accrued expenses and AP Conversion settlement			2,359,160	2,359		3,489,198		3,491,557
Common Stock issued for services			10,000	9		14,791		14,800
Common Stock issued for Note Payable and Interest			24,414	24		46,363		46,387
Common Stock issued for Accounts Payable settlement			25,000	25		36,975		37,000
Warrant Subscriptions						1,244,550		1,244,550
Net loss	-	-	-	-	-	-	(3,661,094)	(3,661,094)
Balances at March 31, 2024	1,000	$1	15,814,800	$15,812	-	$18,290,208	$(18,602,268)	$(296,247)

For the Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)
Balances at December 31, 2022	1,000	$1	13,385,047	$13,384	-	$12,763,126	$(14,156,842)	$(1,380,331)
Net loss	-	-	-	-	-	-	(24,425)	(24,425)
Balances at March 31, 2023	1,000	$1	13,385,047	$13,338	-	$12,763,126	$(14,181,267)	$(1,404,756)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities
Net (loss)	$(3,661,094)	$(24,425)
Depreciation	-	996
Shares issued for services	14,800	-
Loss on RP AP Conversion	2,311,977	-
Loss on AP Conversion	24,500	-
Stock Comp Expense	1,244,525	-
Loss on Debt Conversion	34,180	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses – related party	(1,100)	(2,350)
Accounts payable and accrued expenses	10,199	(318)
Deferred revenue	155	-
Net cash (used in) operating activities	(21,858)	(26,097)

Cash flows from investing activities
Cash withdrawn from brokerage account	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Payments on convertible notes payable, related party	-	(1,318)
Borrowings from convertible notes payable, related party	23,000	14,600
Borrowings from notes payable, related party	-	18,000
Principal payments on debt	-	(782)
Warrant Subscription	25	-
Net cash provided by financing activities	23,025	30,500

Net increase (decrease) in cash	1,167	4,403

Cash, beginning of period	6,739	2,930

Cash, end of period	$7,906	$7,333

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
RP-AP Converted into common stock	$1,179,580	$-
AP Converted into common stock	$12,500	$-
RP Note Payable and Interest Converted into common stock	$12,207	$-

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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$-	$-
Click Based and Impressions Ads	146	-	146	-	-	-
Publishing and Distribution	155	-	155	-	-	-
Server	-	-	-	-	-	-
	$301	$-	$301	$-	$-	$-

Revenues are received through click-based, and impression ads located on the Company’s websites, as well as from the publishing and disseminating of news and press releases.

	Mar 31,	Mar 31
	2024	2023

Deferred Revenue	$155	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, the current aging status of the customer accounts, and the financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2024 and December 31, 2023.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

During the three-month period ending March 31, 2024, 51% of the Company's revenues were from the publishing and distribution of a press release. The remaining 49% of the revenue earned was received from the displaying of click-based and impressions ads on the company's online sites. All revenue earned was through a third party.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2024 and 2023. Compensation expenses, auto, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation, and other administrative related expenses.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either of the expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2024 or 2023.

Basic and Diluted Net (Loss) per Share

	Three Months	Three Months
	Mar 31, 2024	Mar 31, 2023
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(2,346,839)	$(24,425)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(2,346,839)	$(24,425)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	14,460,725	13,385,047

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.16)	$(0.00)
Diluted	$(0.16)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended March 31, 2024 and 2023. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended March 31, 2024 is 25,900,000 and March 31, 2023, 21,400,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of March 31, 2024, and December 31, 2023, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of March 31, 2024 and December 31, 2023:

	Mar 31, 2024	Dec 31, 2023
Net operating loss	$933,539	$928,560
Valuation allowance	(933,539)	(928,560)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2024 and December 31, 2023.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development costs for the period ended March 31, 2024 and year ended December 31, 2023.

Advertising Cost

The Company spent $0 for advertisement for the periods ended March 31, 2024 and March 31, 2023.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $18,602,268 since its inception and had a working capital deficit of $296,247 negative cash flows from operations and limited business operations as of March 31, 2024. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciate the assets over their useful lives of 3 to 7 years.

Property consists of the following at March 31, 2024 and December 31, 2023:

	Mar 31, 2024	Dec 31, 2023
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(108,622)	(108,622)
Property and Equipment, net	$-	$-

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $0.00, and $996 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 4 – FINANCE LEASES

As of the three-month period ending March 31, 2024 there were no finance lease transactions.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of March 31, 2024, and December 31, 2023, the Company had unamortized discounts of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

Name	Original Note Date	Due Date	Interest Rate	Conversion Rate	March 31, 2024

Related Party Notes Payable:
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%	$-	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%	$-	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%	$-	3,000
Mike Zaman	07/18/2023	07/18/2024	12%	$-	15,000
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%	$-	12,000
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%	$-	3,000
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	02/01/2024	02/01/2025	12%	$-	10,000
Mike Zaman Irrevocable Trust	03/21/2024	03/21/2025	12%	$-	2,000
Mike Zaman Irrevocable Trust	03/25/2024	03/25/2025	12%	$-	11,000
Total Related Party Notes Payable					106,800

Related Party Convertible Notes Payable:
Jamie Hadfield	04/07/2022	04/07/2023	12%	$0.50	-
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%	$0.50	2,000
Mike Zaman	01/11/2023	01/11/2024	12%	$0.50	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%	$0.50	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%	$0.50	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%	$0.50	10,000
Total Convertible Related Party Notes Payable					16,600

The conversion rate is one share of common stock at $0.50 per share, per dollar amount owed.

Jamie Hadfield

On April 7, 2022, the Company entered into a convertible promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12%. On February 09, 2024, the note was paid in full with the issuance of 24,414 restricted shares of common stock for conversion of the note payable at a conversion rate of fifty cents ($0.50) per share for the total amount owed. The share price on conversion date was $1.48, which attributed to a loss of $34,180. As of March 31, 2024, the principal balance on this note was $0.00.

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $15,000.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,500.

March On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $11,000.

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

Jamie Hadfield

On April 7, 2022, the Company entered into a convertible promissory note with Jamie Hadfield in the amount of $10,000 at an interest rate of 12%. On February 09, 2024, the note was paid in full with interest. As of March 31, 2024, the principal balance on this note was $0.00.

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $15,000.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,500.

March On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of March 31, 2024, the principal balance on this note was $11,000.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of March 31, 2024, the total convertible notes and non-convertible notes from related parties were $106,800 and $16,600, respectfully.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ending March 31, 2024, the Company issued 2,359,160 shares of common stock for accrued expenses, 25,000 shares for account payable, 10,000 shares for services, and 24,414 shares for a note payable as follows:

•	On February 9, 2024, the Company issued 24,414 restricted shares of common stock for conversion of a note payable of $10,000 at 12% interest to Jamie Hadfield at a conversion rate of fifty cents ($0.50) per share for the total note amount owed. The share price on conversion date was $1.48, which attributed to a loss of $34,180.

•	On February 20, 2024, the Company issued 1,439,300 restricted shares of common stock for conversion of $719,650 in accrued expenses to Mike Zaman at a conversion rate of fifty cents ($0.50) per share for the total amount owed. The share price on conversion date was $1.48, which attributed to a loss of $1,410,514.

•	On February 20, 2024, the Company issued 278,160 restricted shares of common stock for conversion of a $139,080 in accrued expenses to Arnulfo Saucedo-Bardan at a conversion rate of fifty cents ($0.50) per share for the total amount owed. The share price on conversion date was $1.48, which attributed to a loss of $272,597.

•	On February 20, 2024, the Company issued 301,700 restricted shares of common stock for conversion of $150,850 in accrued expenses to Kenneth Bosket at a conversion rate of fifty cents ($0.50) per share for the total amount owed. The share price on conversion date was $1.48, which attributed to a loss of $295,666.

•	On February 20, 2024 the Company issued 340,000 restricted shares of common stock for conversion of $170,000 in accrued expenses to Montse Zaman at a conversion rate of fifty cents ($0.50) per share for the total amount owed. The share price on conversion date was $1.48, which attributed to a loss of $333,200.

•	On February 20, 2024, the Company issued 25,000 restricted shares of common stock for conversion of a $12,500 account payable to Cloud Network Systems Inc. at a conversion rate of fifty cents ($0.50) per share for the total amount owed. The share price on conversion date was $1.48, which attributed to a loss of $24,500.

•	On February 20, 2024 the Company issued 10,000 restricted shares of common stock for $14,800 for services to Vinoth Sambandam. The original amount owed was $5,000. The company converted the amount owed at a rate of fifty cents ($0.50) per share. The share price on conversion date was $1.48, which attributed to a loss of $9,800.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options, as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of March 31, 2024.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of March 31, 2024, the Company has 1,000 shares of Series A Preferred Stock outstanding.

Warrants

On February 26, 2024, the Company granted a non-qualified stock warrants purchase of 1,000,000 shares of common stock. The Warrant is exercisable, at the option of the holder at an exercise price of $0.60 per share. The fair value of warrant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for the warrant under the plan.

Average risk-free rate: 5.48%

Average expected life (in years): 0.59 years

Volatility: 419%

	Number of	Exercise
	Warrants	Price
Balance, December 31, 2023	24,900,000	$0.60
Issued	1,000,000	0.60
Exercised	-	-
Balance, March 31, 2024	25,900,000	0.60

NOTE 9 - INCOME TAXES

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

The Company did not have taxable income during 2023

The Company's deferred tax assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Net operating loss	$933,539	$928,560
Valuation allowance	(933,539)	(928,560)
Net deferred tax asset	$-	$-

As of March 31, 2024, and December 31, 2023, the Company's accumulated net operating loss carry forward was approximately $4,351,345 and $4,351,345 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 10 – SUBSEQUENT EVENTS

On May 14, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $4,500 at an interest rate of 12%.

Management has analyzed its operations for subsequent events to June 06, 2024, the date these Financial Statements were issued.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

Crown Equity’s office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

During the period ending March 31, 2024, the Company utilized the services of independent contractors and its following officers, Mike Zaman, Kenneth Bosket, and Montse Zaman,

RESULTS OF OPERATIONS

Three months ended March 31, 2024 Compared to the Three months ended March 31, 2023

For the three months ended March 31, 2024, revenues were $301, and $0.00 for the same period ended in 2023.

Revenues for the three months ended March 31, 2024 were higher than March 31, 2023 primarily due to earned revenues through click-based, and impression ads, and the publishing and disseminating of a press release.

Operating expenses were $1,287,376 for the three months ended March 31, 2024 and $23,300 for the same period in 2023. The increase in operating expenses was primarily due to an increase of $1,264,076 in general expenses such as auditing and website development.

Other expenses for the three-month period ended March 31, 2024 were $2,374,019 and $1,125 for the same quarter in 2023. The increase in other expenses was primarily due to a loss on Related Party Account Payable Conversions for $2,344,977.

Interest expenses for the three months ended March 31, 2024 and 2023 were $3,372 and $1,125, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, Crown Equity had current assets of $7,906 and current liabilities of $304,153 resulting in a working capital deficit of $296,247. Net cash used by operating activities for the three months ended March 31, 2024 was $21,858 compared to net cash used of $26,097 for the same period in 2023.

For the three months ended March 31, 2024, we borrowed $23,000 from related parties.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2023.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2024, Crown Equity did not issue any shares of common stock for operating capital.

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

CROWN EQUITY HOLDINGS INC.

Date: June 06, 2024	By:	/s/ Mike Zaman
Mike Zaman, CEO

Date: June 06, 2024	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

