Form 10-Q
period 2024-06-30
Crown Equity Holdings, Inc.
filed 2024-08-21
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 20, 2024, the number of shares outstanding of the registrant's class of common stock was 15,814,800.

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

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023

Current assets
Cash	$1,688	$6,739
Marketable securities	675	-
Total Current Assets	2,363	6,739
Property and Equipment, net	-	-
Total Assets	$2,363	$6,739

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$167,427	$163,766
Accounts payable and accrued expenses to related party	21,340	1,202,020
Notes payable to related parties	117,166	83,800
Convertible notes payable to related parties, net of debt discount	16,600	26,600
Deferred revenue	155	-
Total Current Liabilities	322,688	1,476,186

Total Liabilities	322,688	1,476,186

Stockholders' deficit
Preferred Stock, 20,001,000 shares authorized, authorized at $.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 15,814,800 and 13,396,226 shares issued and outstanding at June 30, 2024 and December 31, 2023	15,812	13,395
Additional paid-in-capital	18,290,183	13,458,331
Warrant Discount	(497,785)	-
Accumulated deficit	(18,128,536)	(14,941,174)
Total stockholders' deficit	(320,325)	(1,469,447)
Total liabilities and stockholders' deficit	$2,363	$6,739

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$161	$-	$462	$-
Revenue – related party	-	-	-	-
Total Revenue	161	-	462	-

Operating expenses
Depreciation and amortization	526,752	996	746,715	1,992
General and Administrative	20,881	12,010	53,933	34,314
Total Operating Expenses	547,633	13,006	800,648	36,306
Net Operating Income (Loss)	(547,472)	(13,006)	(800,186)	(36,206)

Other (expense)
Interest expense	(3,537)	(347)	(6,909)	(1,472)
Gain (Loss) on Related Party AP Conversion	-	-	(2,311,977)	-
Gain (Loss) on AP Conversion	-	-	(34,300)	-
Gain (Loss) on Marketable Securities	176	-	176	-
Other Income (Expense)	4	-	14	-
Loss on Debt Conversion	-	-	(34,180)	-
Total other expense	(3,357)	(347)	(2,387,176)	(1,472)

Net (loss)	$(550,829)	$(13,353)	$(3,187,362)	$(37,778)

Net (loss) per common share – basic and diluted	$(0.03)	$(0.00)	$(0.21)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	15,814,800	13,385,047	15,137,763	13,385,047

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 and 2023

(Unaudited)

For the Three Months Ended June 30, 2024

	Preferred Stock		Common Stock		Paid-In	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Discount	Deficit	Totals
Balance, March 31, 2024	1,000	$1	13,396,226	$13,395	$18,290,183	$(1,024,537)	(17,577,707)	$(296,248)
Warrant discount amortization						526,752		526,752
Net Loss							(550,829)	$(550,829)
Balance, June 30, 2024	1,000	$1	15,814,800	$15,812	$18,290,183	$(497,785)	$(18,128,536)	$(320,325)

For the Three Months Ended June 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at March 31, 2023	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,181,267)	$(1,404,756)
Net loss	-	-				(13,353)	(13,353)
Balances at June 30, 2023	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,194,620)	$(1,418,109)

For the Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Paid-In	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Discount	Deficit	Totals
Balance, Dec 31, 2023	1,000	$1	13,396,226	$13,395	$13,458,331	$0	(14,941,174)	$(1,469,447)
CS issued for Related Party Accrued
Expense and AP Conversion			2,359,160	2,359	3,489,198			3,491,557
Common Stock Issued for Services			10,000	9	14,791			14,800
Common Stock Issued for Note Payable and Interest			24,414	24	46,363			46,387
Common Stock Issued for AP settlement			25,000	25	36,975			37,000
Warrant discount					1,244,525	(1,244,500)		25
Warrant discount amortization						746,715		746,715
Net Loss							(3,187,362)	(3,187,362)
Balance, June 30, 2024	1,000	$1	15,814,800	$15,812	$18,290,183	$(497,785)	$(18,128,536)	$(320,325)

For the Six Months Ended June 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at December 31, 2022	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,156,842)	$(1,380,331)
Net loss	-	-				(37,778)	(37,778)
Balances at June 30, 2023	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,194,620)	$(1,418,109)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities
Net (loss)	$(3,187,362)	$(37,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,992
Warrant discount	(1,244,525)	-
Warrant discount amortization	746,715
Common stock issued for services	14,800	-
Common stock issued for accrued expenses – Related Party	2,311,977	-
Common stock issued for accounts payable	37,000	-
Loss on debt conversion	34,180	-
Unrealized gain on securities	176	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses – related party	(1,100)	(3,910)
Accounts payable and accrued expenses	5,868	324
Deferred revenue	155	-
Net cash (used in) operating activities	(37,943)	(39,372)

Cash flows from investing activities
Investment in marketable securities	(499)	0
Net cash provided by investing activities	(499)	0

Cash flows from financing activities
Borrowings from convertible notes payable, related party	33,366	14,600
Payments on convertible notes payable, related party	-	(2,728)
Borrowings from notes payable, related party	-	29,300
Warrant subscriptions	25	-
Principal payments on debt	-	(1,565)
Net cash provided by financing activities	33,391	39,607

Net increase (decrease) in cash	(5,051)	235

Cash, beginning of period	6,739	2,930

Cash, end of period	$1,688	$3,165

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$-	$-

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

Adoption of New Accounting Standard

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. The Company adopted ASU 2016-13 in its first quarter of fiscal 2024 and found the adoption did not have a material effect or significant impact on its financial statements.

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

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$-	$-
Accounting	-	-	-		-	-
Click Based and Impressions Ads	257	-	257	-	-	-
Publishing and Distribution	205	-	205	-	-	-
Server	-	-	-	-	-	-
	$462	$-	$462	$-	$-	$-

	June 30,	June 30,
	2024	2023

Deferred Revenue	$155	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, the current aging status of the customer accounts, and the financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2024 and December 31, 2023.

Risk Concentrations

During the six-month period ending June 30, 2024, 44% of the Company's revenues were from the publishing and distribution of a press release. The remaining 56% of the revenue earned was received from the displaying of click-based and impressions ads on the company's online sites. All revenue earned was through a third party.

The Company does not hold cash in excess of federally insured limits.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2024 and 2023: Compensation expense, auto, travel and entertainment, legal and accounting, utilities, websites, office expenses, depreciation, and other administrative related expenses.

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

Basic and Diluted Net (Loss) per Share

	Six Months June 30, 2024	Six Months June 30, 2023
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(3,187,362)	$(37,778)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(3,187,362)	$(37,778)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,137,763	13,385,047

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.21)	$(0.00)
Diluted	$(0.21)	$(0.00)

	Three Months June 30, 2024	Three Months June 30, 2023
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(550,829)	$(13,353)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(550,829)	$(13,353)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,814,800	13,385,047

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended June 30, 2024, and 2023. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2024 is 21,485,067 and June 30, 2023 was 21,401,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company's statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of June 30, 2024, and December 31, 2023, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company's deferred tax assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	Dec 31, 2023
Net operating loss	$1,583,128	$928,560
Valuation allowance	(1,583,128)	(928,560)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2024 and December 31, 2023.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development costs during the periods ended June 30, 2024 and December 31, 2023.

Advertising Cost

The Company spent $0 on advertising during the periods ended June 30, 2024 and June 30, 2023.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $18,128,536 since its inception and had a working capital deficit of $320,325, negative cash flows from operations and limited business operations as of June 30, 2024. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company's policy is to capitalize all property purchases over $1,000 and depreciate the assets over their useful lives of 3 to 7 years.

Property consists of the following on June 30, 2024 and December 31, 2023:

	June 30, 2024	Dec 31, 2023
Computers – 3 year estimated useful life	$108,622	108,622
Less – Accumulated Depreciation	(108,622)	(108,622)
Property and Equipment, net	$-	-

Depreciation has been provided over each asset's estimated useful life. Depreciation expenses were $0, and $1,992 for the six months ended June 30, 2024 and 2023 respectively.

NOTE 4 – FINANCE LEASES

As of the six-month period ending June 30, 2024 there were no finance lease transactions.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of June 30, 2024, and December 31, 2023, the Company had unamortized discount of $0 and $0, respectively.

The Company analyzed the convertible notes for derivatives noting none.

The Company analyzed the below convertible notes for derivatives noting none.

Name	Original Note Date	Due Date	Interest Rate	Conversion Rate	June 30, 2024

Related Party Notes Payable:
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%	$-	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%	$-	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%	$-	3,000
Mike Zaman	07/18/2023	07/18/2024	12%	$-	15,000
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%	$-	12,000
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%	$-	3,000
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	02/01/2024	02/01/2025	12%	$-	10,000
Mike Zaman Irrevocable Trust	03/21/2024	03/21/2025	12%	$-	2,000
Mike Zaman Irrevocable Trust	03/25/2024	03/25/2025	12%	$-	11,000
Mike Zaman	05/14/2024	05/14/2025	12%	$-	4,500
Mike Zaman Irrevocable Trust	05/28/2024	05/28/2025	12%	$-	1,500
Mike Zaman	06/06/2024	06/06/2025	12%	$-	2,500
Mike Zaman	06/06/2024	06/06/2025	12%	$-	916
Mike Zaman	06/24/2024	06/24/2025	12%	$-	950
Total Related Party Notes Payable					117,166

Related Party Convertible Notes Payable:
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%	$0.50	2,000
Mike Zaman	01/11/2023	01/11/2024	12%	$0.50	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%	$0.50	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%	$0.50	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%	$0.50	10,000
Total Convertible Related Party Notes Payable					16,600

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $15,000.

On May 14, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $4,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $950

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $11,000.

On May 28, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,500.

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

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $15,000.

On May 14, 2024 the Company entered into a promissory note with Mike Zaman in the amount of $4,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $950.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,500.

March On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $11,000.

On May 28, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $1,500.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of June 30, 2024, the total convertible notes and non-convertible notes from related parties were $117,166 and $16,600, respectfully.

NOTE 8 – STOCK HOLDERS' EQUITY (DEFICIT)

Common Stock

During the six months ending June 30, 2024, the Company issued 2,359,160 shares of common stock for Account Payable/Related Party, 25,000 shares for account payable, 10,000 shares for services, and 24,414 shares for a note payable as follows:

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

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options, as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of June 30, 2024.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of June 30, 2024, the Company has 1,000 shares of Series A Preferred Stock outstanding.

Warrants

On February 26, 2024, the Company granted a non-qualified stock warrants purchase of 1,000,000 shares of common stock. The Warrant is exercisable, at the option of the holder at an exercise price of $0.60 per share. The warrant expires 215 days from issuance. The fair value of warrant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for the warrant under the plan.

Average risk-free rate: 5.48%

Average expected life (in years): 0.59 years

Volatility: 419%

The warrants were Valued at $1,244,525 and the value was recorded as Warrant Discount and is being amortized over the Average Expected Life.

The number of outstanding warrants are shown in the following table.

	Number of	Exercise
	Warrants	Price
Balance, December 31, 2023	24,900,000	$0.60
Issued	1,000,000	0.60
Exercised	-	-
Balance, June 30, 2024	25,900,000	0.60

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

The Company did not have taxable income during 2024.

The Company's deferred tax assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Net operating loss	$1,583,128	$928,560
Valuation allowance	(1,583,128)	(928,560)
Net deferred tax asset	$-	$-

As of June 30, 2024, and December 31, 2023, the Company's accumulated net operating loss carry forward was approximately $7,538,707 and $4,351,345 respectively. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 10 – SUBSEQUENT EVENTS

On July 22, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%.

On July 31, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%.

On August 15, 2024, the Company entered into a promissory convertible note with Vast Capital in the amount of $4,000 at an interest rate of 12%.

Management has analyzed its operations for subsequent events to August 16, 2024, the date these Financial Statements were issued.

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

Crown Equity’s office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

During the period ending June 30, 2024, the Company utilized the services of independent contractors and its following officers, Mike Zaman, Kenneth Bosket, and Montse Zaman.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2024 Compared to the three and six months ended June 30, 2023

For the three months ended June 30, 2024, revenues were $161, and $0 for the same period ended in 2023. Revenues for the six months ended June 30, 2024 were $462 and $0 for the six months ended Juen 30, 2023. Revenues were higher in both the three and six months ended June 30, 2024 compared to revenues for the three and six months ended June 30, 2023 due to earned revenues through click-based, and impression ads, and the publishing and disseminating of a press release.

Operating expenses were $547,633 for the three months ended June 30, 2024 and $13,006 for the three months ended June 30, 2023. For the three months ended June 30, 2024, $526,752 of the $547,633 was amortization of the warrant discount. Operating expenses were 800,643 for the six months ended June 30, 2024 and $36,306 for the six months ended June 30, 2023. For the six months ended June 30, 2024, $745,715 of the $800,643 was amortization of the warrant discount. The increase in operating expenses was an across the board increase of general expenses such as auditing and IT services and accrued wages for key people.

Other expenses for the three months ended June 30, 2024 were negative $(3,357) and negative $(347) for the three months ended June 30, 2023. Other expense was negative $(2,387,176) for the six months ended June 30, 2024 and negative $(1,472) for the six months ended June 30, 2023. The increase was mainly due to the loss on conversion of related party payables and accounts payable to common stock in the six months ended June 30, 2024 and due to interest expense in the six months ended June 30, 2023.

Interest expenses for the six months ended June 30, 2024 and 2023 were $6,909 and $1,472, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, Crown Equity had current assets of $2,363 and current liabilities of $322,688 resulting in a working capital deficit of $320,325. Net cash used by operating activities for the six months ended June 30, 2024 was $37,943 compared to net cash used of $39,372 for the same period in 2023.

For the six months ended June 30, 2024, we borrowed $33,366 from related parties.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2024, Crown Equity did not issue any shares of common stock for operating capital.

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

CROWN EQUITY HOLDINGS INC.

Date: August 20, 2024	By:	/s/ Mike Zaman
Mike Zaman, CEO

Date: August 20, 2024	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

