Form 10-Q
period 2024-09-30
Crown Equity Holdings, Inc.
filed 2024-11-19
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of  November 18, 2024, the number of shares outstanding of the registrant's class of common stock was 15,840,384.

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

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December, 31, 2023

Current assets
Cash	$2,964	$6,739
Marketable securities	580	-
Total Current Assets	3,544	6,739
Property and Equipment, net	-	-
Total Assets	$3,544	$6,739

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$147,085	$163,766
Accounts payable and accrued expenses to related party	16,640	1,202,020
Notes payable to related parties	124,166	83,800
Convertible notes payable, net of debt discount	4,000	-
Convertible notes payable to related parties, net of debt discount	16,600	26,600
Deferred revenue	155	-
Total Current Liabilities	308,645	1,476,186

Total Liabilities	308,645	1,476,186

Stockholders' deficit
Preferred Stock, 20,001,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at September 30, 2024 and December 31, 2023	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 15,840,384 and 13,396,226 shares issued and outstanding at September 30, 2024 and December 31, 2023	15,841	13,395
Additional paid-in-capital	18,320,599	13,458,331
Accumulated deficit	(18,641,542)	(14,941,174)
Total stockholders' deficit	(305,101)	(1,469,447)
Total liabilities and stockholders' deficit	$3,544	$6,739

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$369	$-	$831	$-
Revenue – related party	-	-	-	-
Total Revenue	369	-	831	-

Operating expenses
Depreciation and amortization	497,785	484	1,244,500	2,476
General and Administrative	11,301	25,954	65,234	60,268
Total Operating Expenses	509,086	26,438	1,309,734	62,744
Net Operating Income (Loss)	(508,717)	(26,438)	(1,308,903)	(62,744)

Other (expense)
Interest expense	(4,194)	(3,507)	(11,103)	(4,979)
Gain (Loss) on Related Party AP Conversion	-	-	(2,311,977)	-
Gain (Loss) on AP Conversion	-	-	(34,300)	-
Gain (Loss) on Marketable Securities	(95)	-	81	-
Other Income (Expense)	-	-	14	-
Loss on Debt Conversion	-	-	(34,180)	-
Total other expense	(4,289)	(3,507)	(2,391,465)	(4,979)

Net (loss)	$(513,006)	$(29,945)	$(3,700,368)	$(67,723)

Net (loss) per common share – basic and diluted	$(0.03)	$(0.00)	$(0.16)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	16,015,298	13,385,047	15,365,369	13,385,047

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(Unaudited)

For the Three Months Ended September 30, 2024

	Preferred Stock		Common Stock		Paid-In	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Discount	Deficit	Totals
Balance, June 30, 2024	1,000	$1	15,814,800	$5,812	$18,290,183	$(497,785)	(18,128,536)	$(320,325)
Warrant discount amortization						497,785		497,785
Common Stock issued for AP			25,584	25	30,420			30,445
Rounding				4	(4)
Net Loss							(513,006)	$(513,006)
Balance, September 30, 2024	1,000	$1	15,840,384	$15,841	$18,320,599	$-	$(18,641,542)	$(305,101)

For the Three Months Ended September 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at June 30, 2023	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,194,620)	$(1,418,109)
Warrant subscriptions					63		63
Net loss	-	-				(29,945)	(29,945)
Balances at September 30, 2023	1,000	$1	13,385,047	$13,384	$12,763,189	$(14,224,565)	$(1,447,991)

For the Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock		Paid-In	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Discount	Deficit	Totals
Balance, Dec 31, 2023	1,000	$1	13,396,226	$13,395	$13,458,331	$0	(14,941,174)	$(1,469,447)
CS issued for Related Party Accrued Expense and AP Conversion			2,359,160	2,359	3,489,198			3,491,557
Common Stock Issued for Services			10,000	9	14,791			14,800
Common Stock Issued for Note Payable and Interest			24,414	24	46,363			46,387
Common Stock Issued for AP settlement			50,584	50	67,395			67,445
Warrant discount					1,244,525	(1,244,500)		25
Warrant discount amortization						1,244,500		1,244,500
Rounding				4	(4)
Net Loss							(3,700,368)	(3,700,368)
Balance, September 30, 2024	1,000	$1	15,840,384	$15,841	$18,320,599	$-	$(18,641,542)	$(305,101)

For the Nine Months Ended September 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at December 31, 2022	1,000	$1	13,385,047	$13,384	$12,763,126	$(14,156,842)	$(1,380,331)
Warrant Subscriptions					63		63
Net loss	-	-				(67,723)	(67,723)
Balances at September 30, 2023	1,000	$1	13,385,047	$13,384	$12,763,189	$(14,224,565)	$(1,447,991)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net (loss)	$(3,700,368)	$(67,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,475
Warrant discount	-	-
Warrant discount amortization	1,244,525
Common stock issued for services	14,800	-
Common stock issued for accrued expenses – Related Party	2,311,977	-
Loss on debt conversion	34,180	-
Unrealized gain on securities	(81)	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses – related party	3,900	(5,260)
Accounts payable and accrued expenses	43,246	8,322
Deferred revenue	155	-
Net cash (used in) operating activities	(47,666)	(62,186)

Cash flows from investing activities
Investment in marketable securities	(499)	-
Net cash provided by investing activities	(499)	-

Cash flows from financing activities
Borrowings from convertible notes payable, related party	40,365	14,600
Payments on convertible notes payable, related party	-	(7,028)
Borrowings from notes payable, related party	-	56,300
Borrowings from convertible notes payable	4,000	-
Warrant subscriptions	25	63
Principal payments on debt	-	(2,368)
Net cash provided by financing activities	44,390	61,567

Net increase (decrease) in cash	(3,775)	(619)

Cash, beginning of period	6,739	2,930

Cash, end of period	$2,964	$2,311

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	4,979

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for settlement of accounts payable	$67,445	$-

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

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$-	$-
Accounting	-	-	-		-	-
Click Based and Impressions Ads	626	-	626	-	-	-
Publishing and Distribution	205	-	205	-	-	-
Server	-	-	-	-	-	-
	$831	$-	$831	$-	$-	$-

	September 30,	September 30,
	2024	2023

Deferred Revenue	$155	$-

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, the current aging status of the customer accounts, and the financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2024 and December 31, 2023.

Risk Concentrations

During the nine-month period ending September 30, 2024, 25% of the Company's revenues were from the publishing and distribution of a press release. The remaining 75% of the revenue earned was received from the displaying of click-based and impressions ads on the company's online sites. All revenue earned was through a third party.

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

Basic and Diluted Net (Loss) per Share

	Nine Months September 30, 2024	Nine Months September 30, 2023
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(3,700,368)	$(67,723)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(3,700,368)	$(67,723)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,365,369	13,385,047

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.16)	$(0.01)
Diluted	$(0.16)	$(0.01)

	Three Months September 30, 2024	Three Months September 30, 2023
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(513,006)	$(29,945)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(513,006)	$(29,945)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	16,015,298	13,385,047

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended September 30, 2024, and 2023. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2024 is 21,485,067 and September 30, 2023 was 21,401,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company's statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of September 30, 2024, and December 31, 2023, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company's deferred tax assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	Dec 31, 2023
Net operating loss	$1,350,544	$1,073,363
Valuation allowance	(1,350,544)	(1,073,363)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2024 and December 31, 2023.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development costs during the periods ended September 30, 2024 and December 31, 2023.

Advertising Cost

The Company spent $0 on advertising during the periods ended September 30, 2024 and September 30, 2023.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $18,641,542 since its inception and had a working capital deficit of $305,101, negative cash flows from operations and limited business operations as of September 30, 2024. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company's policy is to capitalize all property purchases over $1,000 and depreciate the assets over their useful lives of 3 to 7 years.

Property consists of the following on September 30, 2024 and December 31, 2023:

	September 30, 2024	Dec 31, 2023
Equipment – 3 year estimated useful life	$11,000	11,000
Computers – 3 year estimated useful life	164,357	164,357
Less – Accumulated Depreciation	(175,357)	(175,357)
Property and Equipment, net	$-	-

Depreciation has been provided over each asset's estimated useful life. Depreciation expenses were $0, and $2,988.15 for the nine months ended September 30, 2024 and September 30, 2023 respectively.

NOTE 4 – FINANCE LEASES

As of the nine-month period ending September 30, 2024 there were no finance lease transactions.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of September 30, 2024, and December 31, 2023, the Company had unamortized discount of $0 and $0, respectively.

The Company analyzed the convertible notes for derivatives noting none.

The Company analyzed the below convertible notes for derivatives noting none.

Name	Original Note Date	Due Date	Interest Rate	Conversion Rate		September 30, 2024

Related Party Notes Payable:
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%		$-	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%		$-	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%		$-	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%		$-	3,000
Mike Zaman	07/18/2023	07/18/2024	12%		$-	15,000
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%		$-	12,000
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%		$-	2,500
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%		$-	1,000
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%		$-	1,000
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%		$-	3,000
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%		$-	10,000
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%		$-	10,000
Mike Zaman Irrevocable Trust	02/01/2024	02/01/2025	12%		$-	10,000
Mike Zaman Irrevocable Trust	03/21/2024	03/21/2025	12%		$-	2,000
Mike Zaman Irrevocable Trust	03/25/2024	03/25/2025	12%		$-	11,000
Mike Zaman	05/14/2024	05/14/2025	12%		$-	4,500
Mike Zaman Irrevocable Trust	05/28/2024	05/28/2025	12%		$-	1,500
Mike Zaman	06/06/2024	06/06/2025	12%		$-	2,500
Mike Zaman	06/06/2024	06/06/2025	12%		$-	916
Mike Zaman	06/24/2024	06/24/2025	12%		$-	950
Mike Zaman Irrevocable Trust	07/22/2024	07/22/2025	12%		$-	1,500
Mike Zaman Irrevocable Trust	07/31/2024	07/31/2025	12%	$		4,000
Mike Zaman Irrevocable Trust	09/30/2024	09/30/2024	12%	$		1,500
Total Related Party Notes Payable						124,166

Related Party Convertible Notes Payable:
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%		$0.50	2,000
Mike Zaman	01/11/2023	01/11/2024	12%		$0.50	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%		$0.50	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%		$0.50	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%		$0.50	10,000
Total Convertible Related Party Notes Payable						16,600

3rd Party Convertible Note Payable
Vast Capital	08/13/2024	08/13/2025	12%		$0.50	4,000
Total Convertible Notes Payable						20,600

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $15,000.

On May 14, 2024, the Company entered into a promissory note with Mike Zaman in the amount of 4,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $950

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $11,000.

 On May 28, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,500.

 On July 22, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,500.

 On July 31, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $4,000.

 On September 30, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,500.

Vast Capital

On August 15, 2024, the Company entered into a convertible promissory note with Vast Capital in the amount of $4,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $4,000.

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

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $15,000.

On May 14, 2024 the Company entered into a promissory note with Mike Zaman in the amount of $4,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $950.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of June 30, 2024, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As September 30, 2024, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $11,000.

On May 28, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,500.

On July 22, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,500.

 On July 31, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $4,000.

 On September 30, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2024, the principal balance on this note was $1,500.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of September 30, 2024 and September 30, 2023, the total non-convertible notes and convertible notes from related parties were $124,166, and $16,600, respectively.

NOTE 8 – STOCK HOLDERS' EQUITY (DEFICIT)

Common Stock

During the nine months ending September 30, 2024, the Company issued 2,359,160 shares of common stock for Account Payable/Related Party, 25,000 shares for account payable, 10,000 shares for services, and 24,414 shares for a note payable as follows:

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

17

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

•

On September 27, 2024, the Company issued 25,584 restricted shares of common stock for conversion of a $30,445 account payable to Lynn Management LLC at a conversion rate of one dollar nineteen cents ($1.19) per share for the total amount owed. The share price on conversion date was $1.19.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options, as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of September 30, 2024.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of September 30, 2024, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

Average risk-free rate: 5.48%

Average expected life (in years): 0.59 years

Volatility: 419%

The warrants were valued at $1,244,500 and the value was recorded as Warrant Discount and is being amortized over the Average Expected Life.

The number of outstanding warrants are shown in the following table.

	Number of	Exercise
	Warrants	Price
Balance, December 31, 2023	24,900,000	$0.60
Issued	1,000,000	0.60
Expired	25,900,000	-
Balance, September 30, 2024	-	-

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

The Company did not have taxable income during 2024.

The Company's deferred tax assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Net operating loss	$1,350,544	$1,073,363
Valuation allowance	(1,350,544)	(1,073,363)
Net deferred tax asset	$-	$-

As of September 30, 2024, and December 31, 2023, the Company's accumulated net operating loss carry forward was approximately $8,051,713 and $4,351,345 respectively. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 10 – SUBSEQUENT EVENTS

On October 25, 2024, the Company entered into a promissory with Mike Zaman Irrevocable Trust in the amount of the amount of $1,200 at an interest rate of 12%.

Management has analyzed its operations for subsequent events to October 14, 2024, the date this Financial Statements were issued.

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

Crown Equity’s office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

During the period ending September 30, 2024, the Company utilized the services of independent contractors and its following officers, Mike Zaman, Kenneth Bosket, and Montse Zaman,

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2024 Compared to the three and nine months ended September 30, 2023

For the three months ended September 30, 2024, revenues were $369, and $0 for the same period ended in 2023. Revenues for the nine months ended September 30, 2024 were $831 and $0 for the nine months ended September 30, 2023. Revenues were higher in both the three and nine months ended September 30, 2024 compared to revenues for the three and nine months ended September 30, 2023 due to earned revenues through click-based, and impression ads, and the publishing and disseminating of a press release.

Operating expenses were $509,086 for the three months ended September 30, 2024 and $26,438 for the three months ended September 30, 2023. For the three months ended September 30, 2024, $497,785 of the $509,686 was amortization of the warrant discount. Operating expenses were $1,309,734 for the nine months ended September 30, 2024 and $62,744 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, $1,244,500 of the $1,309,734 was amortization of the warrant discount. The increase in operating expenses was the increase in depreciation and amortization.

Other expenses for the three months ended September 30, 2024 were negative $(4,289) and negative $(3,507) for the three months ended September 30, 2023. Other expenses were negative $(2,391,465) for the nine months ended September 30, 2024 and negative $(4,979) for the nine months ended September 30, 2023. The increase was mainly due to the loss on debt conversion of related party payables and accounts payable to common stock in the nine months ended September 30, 2024.

Interest expenses for the nine months ended September 30, 2024 and 2023 were $(11,103) and $(4,979), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, Crown Equity had current assets of $3,544 and current liabilities of $308,645 resulting in a working capital deficit of $305,101. Net cash used in operating activities for the nine months ended September 30, 2024 was $47,666 compared to net cash used in operating activities of $62,182 for the same period in 2023.

For the nine months ended September 30, 2024, we borrowed $40,366 from related parties.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2024, Crown Equity did not issue any shares of common stock for operating capital.

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

CROWN EQUITY HOLDINGS INC.

Date: November 19, 2024	By:	/s/ Mike Zaman
Mike Zaman, CEO

Date: November 19, 2024	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

