Form 10-K
period 2024-12-31
Crown Equity Holdings, Inc.
filed 2025-04-29
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2024 was 2,750,711. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,126,067. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of April 29, 2025, was 15,904,230.

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

In December, 2010, the Company formed two wholly owned subsidiaries, Crown Tele Services Inc. and CRWE Direct Inc. Crown Tele Services Inc. was formed to provide voice over internet services to clients at a competitive price, while CRWE Direct Inc. was formed to provide direct sales to customers.

In December 2011, the Company also formed a wholly owned subsidiary CRWE Real Estate Inc. to hold real estate. This entity had no sales during the year.

The Company sold all of the above-mentioned subsidiaries (Crown Tele Services Inc., CRWE Direct Inc., and CRWE Real Estate Inc.) on the 28th of December, 2017.

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

As of December 31, 2024, the Company utilized the services of independent contractors during the year. Officers’ compensation is detailed in Part III, Item 11 of this filing.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has several methods in place to carry out its security risk management strategy. We currently implement security controls to prevent unauthorized access, including but not limited to geo policies, AV scanning, and VPN restrictions. We use a SEIM to monitor and identify potential threats in order to constantly adjust our security posture.

All material cybersecurity risks, incidents, and responses are to be reported to the CEO as a routine matter. The CEO then reports the information to the Board of Directors.

During the year ended December 31, 2024, the Company did not experience any risks from cybersecurity threats that materially affected or were reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

There are regular tests to ensure readiness. Since security is an ever-changing and evolving platform, we aim to continuously grow our methods to ensure we continue to excel in securing our systems.

ITEM 2: PROPERTIES

The Company is provided with office space at 11226 Pentland Downs Street, Las Vegas, Nevada 89141 by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently traded on the OTC Markets Group's Pink Market in the United States, having the trading symbol "CRWE" and CUSIP #22834M305. The OTC Markets Group's Pink Market is an electronic trading system. The Company's stock is traded on the OTC Markets Group’s electronic trading system. As of December 31, 2024, the Company had 15,840,384 shares of its common stock issued and outstanding of which 12,629,087 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2024 and 2023.

Period	High	Low
First Quarter 2024	1.90	0.11
Second Quarter 2024	1.90	0.22
Third Quarter 2024	1.50	0.22
Fourth Quarter 2024	1.50	0.75
First Quarter 2023	1.27	0.26
Second Quarter 2023	0.88	0.15
Third Quarter 2023	0.37	0.10
Fourth Quarter 2023	0.06	0.45

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2024, the Company estimates there are approximately 117 "holders of record" of its common stock and estimates that there are no beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2024 and 2023 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

The Company will attempt to carry out its business plan as discussed below. The Company's business plan is to continue building its network of online publishing sites, as well as continuing to provide consulting and services to its clients on an as-needed basis. These services include general and financial management to private and public companies with an emphasis on their financial reporting and filing requirements. Such services are subject to the needs of its clients and may vary by company. The Company will attempt to carry out its business plan as described above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock. The revenue transactions do not reflect the ability of the Company to fund itself without outside sources in the future. In the past, officers and directors of the Company have provided loans and advances to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2024, the Company has $3,458 in cash, $400.00 of marketable securities held in brokerage accounts and $0.00 of long-term debt.

On December 31, 2024, the Company had negative working capital of $321,647, which consisted of current assets of $3,858 and current liabilities of $325,505. The current liabilities of the Company on December 31, 2023 totaled $1,476,186 and was composed of:

•	accounts payable and accrued expenses of $163,766
•	related party accounts payable and accrued expenses of $1,202,020
•	related party note payable of $83,800, and
•	related party convertible notes payable, net of debt discount of $26,600.

Cash flows used in operating activities during the year ended December 31, 2024 was $52,373 compared to cash flow used of $80,281 for the same period in 2023.

Cash flows provided by and used in investing activities were $0.00 and $0.00 for the years ended December 31, 2024 and December 31, 2024 respectively.

Cash flows provided by financing activities was $49,591 for the year ended December 31, 2024 compared to $84,090 for the same period in 2023. The financing activities in 2024 consisted mostly of proceeds from Borrowings from notes payable.

As of December 31, 2024, the Company had total assets of $3,858 and total liabilities of $325,505. Stockholders' deficit as of December 31, 2024 was $321,647 compared to a deficit of $1,469,447 on December 31, 2023. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023.

REVENUES

Sales for the year ended December 31, 2024 were $1,443 compared to $112 for the year ended December 31, 2023, an increase of $1,331.

OPERATING EXPENSES

During the year ended December 31, 2024, we incurred $1,322,249 in operating expenses of which $1,244,500 was amortization of warrant discount, compared to $771,899 in the same period ended December 31, 2023, an increase of $550,350.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2024, we incurred other expenses of $2,396,108, consisting of interest expense of $15,566, Loss on debt and AP conversion of $68,480, Loss on related party AP conversion of $2,311,977 and Other Income (Expense) of $85. During the year ended December 31, 2023, we incurred other expenses of $12,545, consisting of interest expense of $12,545. The AP conversion related to $1,179,580 in unpaid pay for employees which was converted to common stock.

NET LOSS

The Company had a net loss for the year ended December 31, 2024 of $3,716,914 compared to a net loss of $784,332 for the year ended December 31, 2023, an increase of $2,932,582 mainly due to the amortization of debt discount of 1,244,500 and Loss on related party AP conversion of $2,311,977.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Crown Equity Holdings, Inc.

11226, Pentland Downs Street,

Las Vegas, NV 89141

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Equity Holdings, Inc. (the “Company”) as of December 31, 2024, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Crown Equity Holdings, Inc. as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of Crown Equity Holdings, Inc. as of December 31, 2023, were audited by other auditors whose report dated April 18, 2024, expressed an unqualified opinion on those statements, including an explanatory paragraph concerning going concern.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has a significant accumulated deficit, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company's auditor since 2025.

Henderson, Nevada

April 25, 2025

PCAOB ID Number 6797

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

Current assets
Cash and cash equivalents	$3,858	$6,739
Total Current Assets	3,858	6,739
Property and Equipment, net	-	-
Total Assets	$3,858	$6,739

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$158,899	$163,766
Accounts payable and accrued expenses to related party	16,640	1,202,020
Notes payable to related parties	129,366	83,800
Convertible notes payable	4,000
Convertible notes payable to related parties, net of debt discount	16,600	26,600
Total Liabilities	325,505	1,476,186

Stockholders' deficit
Preferred Stock, 20,001,000 shares authorized, authorized at $0.001 par value, none issued or outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at December 31, 2024 and 2023	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 15,840,384 and 13,396,226 shares issued and outstanding at December 31, 2024 and 2023	15,841	13,395
Additional paid-in capital	18,320,599	13,458,331
Accumulated deficit	(18,658,088)	(14,941,174)
Total stockholders’ deficit	(321,647)	(1,469,447)
Total liabilities and stockholders’ deficit	$3,858	$(6,739)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023

Revenue	$1,443	$112

Operating expenses
Depreciation and amortization	1,244,525	2,507
General and Administrative	77,724	769,392
Total Operating Expenses	1,322,249	771,899
Net Operating Loss	(1,320,806)	(771,787)

Other expense
Interest expense	(15,566)	(12,545)
Loss on Stocks Held	(99)	-
Loss on debt conversion	(34,180)	-
Loss on accounts payable conversion	(34,300)	-
Loss on related party accounts payable conversion	(2,311,977)	-
Other Income	14	-
Total other expense	(2,396,108)	(12,545)
Net loss	$(3,716,914)	$(784,332)

Net (loss) per common share – basic and diluted	$(0.24)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	15,484,772	13,386,272

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Warrant	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Discount	Capital	Deficit	(Deficit)

Balances at December 31, 2022	1,000	$1	13,385,047	$13,384	$-	$12,763,126	$(14,156,842)	$(1,380,331)
Common Stock issued for Note Payable Conversion –related parties	-	-	11,179	11	-	5,578	-	5,589
Warrant Subscriptions	-	-	-	-	-	689,627	-	689,627
Net loss							(784,332)	(784,332)
Balances at December 31, 2023	1,000	$1	13,396,226	$13,395	-	$13,458,331	$(14,941,174)	$(1,469,447)

Common stock issued for services	-	-	10,000	9	-	14,791	-	14,800
Common stock issued for note payable and accrued interest	-	-	24,414	24	-	46,363	-	46,387
Common stock issued for AP settlement	-	-	25,000	25	-	36,975	-	37,000
Common stock issued for accrued expense settlement	-	-	25,584	25	-	30,420	-	30,445
Common stock issued for related party AP settlement	-	-	2,359,160	2,359	-	3,489,198	-	3,491,557
Warrant discount	-	-	-	-	(1,244,500)	1,244,525	-	25
Warrant discount amortization	-	-	-	-	1,244,500	-	-	1,244,500
Rounding	-	-	-	4	-	(4)	-	1,244,500
Net loss	-	-	-	-	-	-	(3,716,914)	(3,716,914)
Balances at December 31, 2024				15,841	-	18,320,599	(18,658,088)	(321,647)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	2024	2023

Cash flows from operating activities
Net (loss)	$(3,716,914)	$(784,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		2,507
Debt discount amortization	1,244,525	-
Gain on investment	99	-
Stock Compensation	14,800	689,539
Common stock issued for AP conversion	34,300	-
Common stock issued for AP conversion – related party	2,311,977	-
Loss on debt conversion	34,180	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses – related party	3,900	(6,720)
Accounts payable and accrued expenses	20,760	18,725
Net cash (used in) and provided by operating activities	(52,373)	(80,281)

Cash flows from investing activities
Cash (paid to) withdrawn from brokerage account	(99)	-
Net cash provided by and (used in) investing activities	(99)	-

Cash flows from financing activities
Principal payments on debt, related party	-	6,000
Borrowings from convertible notes payable, related party	-	69,100
Payments on convertible notes payable – related party	-	(7,028)
Principal payments on debt	-	(2,870)
Borrowings from notes payable, related party	45,566	30,800
Borrowings from convertible notes payable	4,000	(1,500)
Warrant Subscriptions	25	88
Shares subscribed for cash	-	-
Net cash provided by financing activities	49,591	84,090

Net increase (decrease) in cash	(2,881)	3,809

Cash and cash equivalents, beginning of period	6,739	2,930

Cash and cash equivalents, end of period	$3,858	$6,739

SUPPLEMENTAL DISCLOSURE:
Interest paid	$5	$5,995
Income taxes paid	$-	$-

NONCASH FINANCING ACTIVITIES:
RP-NP debt conversion	$-	5,589
RP-AP Converted into common stock	$2,311,977	$-
AP Converted into common stock	$34,300	$-

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

Cash and Cash Equivalents

Crown Equity considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain sufficient liquidity to meet its cash flow requirements and to attain a market rate of return. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents

Stock-Based Compensation

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

	December 31, 2024			December 31, 2023
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$-	$-
Click Based and Impression Ads	$888	$-	$888	$112	$-	$112
Publishing and Distribution	$205	$-	$205	$-	$-	$-
Fees (Corporate Entity)	$350	$-	$350	$-	$-	$-
Total Revenue	$1,443	$-	$1,443	$112	$-	$112

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2024 and 2023.

Risk Concentrations

As of December 31, 2024, 62% of the Company’s revenues were received through Click Based and Impression Ads, with 14% of the revenues received were from publishing and distribution services rendered by the Company. The remaining revenue percentage of 24% was from the selling of the Corporate Entity (CMT Trade-Link). All revenues earned were from third party.

During the year ending period of 2023, 100% of its revenues originated from Click Based and Impression Ads that were earned from a third party.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2024 and 2023, compensation expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation, and other administrative related expenses.

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

Earnings (Loss) Per Share

Earnings (loss) per share attributable to the common equity holders of the Company are calculated in accordance with ASC 260 “Earnings per Share”. The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of stock warrants and convertible preferred shares and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

	December 31,
	2024	2023
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(3,716,914)	$(94,793)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(3,716,914)	$(94,793)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,484,772	13,386,272

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.24)	$(0.01)
Diluted	$(0.24)	$(0.01)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the years ended December 31, 2024 and 2023.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of December 31, 2024, and December 31, 2023, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company’s deferred tax assets consisted of the following as of December 31, 2024 and December 31, 2023:

	Dec. 31, 2024	Dec. 31, 2023
Net operating loss	$1,709,112	$928,560
Valuation allowance	(1,709,112)	(928,560)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2024 and December 31, 2023.

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

Our cash and brokerage accounts are measured at fair value on a recurring basis and estimated as follows.

December 31, 2023	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$6,739	$6,739	$-	$-
Total	$6,739	$6,739	$-	$-

December 31, 2024

Cash	$3,458	$3,458	$-	$-
Total	$3,458	$3,458	$-	$-

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity an accumulated deficit of $18,658,088 since its inception and had a working capital deficit of $321,647 negative cash flows from operations and limited business operations as of December 31, 2024. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property and equipment purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property and equipment consists of the following on December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(108,622)	(108,622)
Property and Equipment, net	$-	$-

Depreciation has been provided over each asset’s estimated useful life. Depreciation expenses were $1,244,525 and $2,507 for the twelve months ended December 31, 2024 and 2023, respectively.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of December 31, 2024 and 2023, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $0.00, as of December 31, 2024.

	Original	Due	Interest	Conversion	December 31,
Name	Note Date	Date	Rate	Rate	2024
Related Party Notes Payable:
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%	$-	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%	$-	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%	$-	3,000
Mike Zaman	07/18/2023	07/18/2024	12%	$-	15,000
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%	$-	12,000
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%	$-	3,000
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	02/01/2024	02/01/2025	12%	$-	10,000
Mike Zaman Irrevocable Trust	03/21/2024	03/21/2025	12%	$-	2,000
Mike Zaman Irrevocable Trust	03/25/2024	03/25/2025	12%	$-	11,000
Mike Zaman	05/14/2024	05/14/2025	12%	$-	4,500
Mike Zaman Irrevocable Trust	05/28/2024	05/28/2025	12%	$-	1,500
Mike Zaman	06/06/2024	06/06/2025	12%	$-	2,500
Mike Zaman	06/06/2024	06/06/2025	12%	$-	916
Mike Zaman	06/24/2024	06/24/2025	12%	$-	950
Mike Zaman Irrevocable Trust	07/22/2024	07/22/2025	12%	$-	1,500
Mike Zaman Irrevocable Trust	07/31/2024	07/31/2025	12%	$-	4,000
Mike Zaman Irrevocable Trust	09/30/2024	09/30/2025	12%	$-	1,500
Mike Zaman Irrevocable Trust	10/25/2024	10/25/2025	12%	$-	1,200
Mike Zaman Irrevocable Trust	11/21/2024	11/21/2025	12%	$-	4,000
Total Related Party Notes Payable					129,366

Related Party Convertible Notes Payable:
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%	$0.50	2,000
Mike Zaman	01/11/2023	01/11/2024	12%	$0.50	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%	$0.50	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%	$0.50	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%	$0.50	10,000
Total Convertible Related Party Notes Payable					16,600

3rd Party Convertible Note Payable
Vast Capital	08/13/2024	08/13/2025	12%	$0.50	4,000
Total Convertible Notes Payable					20,600

The conversion rate is one share of common stock at $0.50 per share, per dollar amount owed.

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $15,000.

On May 14, 2024, the Company entered into a promissory note with Mike Zaman in the amount of 4,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $950

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $11,000.

On May 28, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,500.

On July 22, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,500.

On July 31, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $4,000.

On September 30, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. December 31, 2024, the principal balance on this note was $1,500.

On October 25, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,200 at an interest rate of 12%. December 31, 2024, the principal balance on this note was $1,200.

On September 30, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. December 31, 2024, the principal balance on this note was $4,000.

On October 25, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,200 at an interest rate of 12%. December 31, 2024, the principal balance on this note was $1,200.

On September 21, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. December 31, 2024, the principal balance on this note was $4,000.

Vast Capital

On August 15, 2024, the Company entered into a convertible promissory note with Vast Capital in the amount of $4,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $4,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobiles lease payments.

The Company agreed to pay the automobile lease of $395 and $278 a month, on a month-to-month basis and can be cancelled at any time but expects to continue lease payments for the full 2025 year.

NOTE 6 – RELATED PARTY TRANSACTIONS

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $15,000.

On May 14, 2024 the Company entered into a promissory note with Mike Zaman in the amount of $4,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $950.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As December 31, 2024, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $10,000

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $2,000

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $11,000

On May 28, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,500.

On July 22, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,500.

On July 31, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $4,000.

On September 30, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,500.

On October 25, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,200 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $1,200.

On November 21, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of December 31, 2024, the principal balance on this note was $4,000.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of December 31, 2024 and December 31, 2023, the total non-convertible notes and convertible notes from related parties were $129,366, and $83,800, non-convertible and $16,000 and $26,000 convertible respectively.

NOTE 7 – STOCKHOLDERS' DEFICIT

During the period ending December 31, 2024, the Company issued 2,359,160 shares of common stock for Account Payable/Related Party, 25,000 shares for account payable, 10,000 shares for services, and 24,414 shares for a note payable as follows:

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

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options, as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of December 31, 2024

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of December 31, 2024, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

Average risk-free rate: 5.48%

Average expected life (in years): 0.59 years

Volatility: 419%

The warrants were valued at $1,244,500 and the value was recorded as Warrant Discount and is being amortized over the Average Expected Life.

The number of outstanding warrants are shown in the following table.

	Number of	Exercise
	Warrants	Price
Balance, December 31, 2023	24,900,000	$0.60
Issued	1,000,000	0.60
Expired	25,900,000	-
Balance, December 31, 2024	-	-

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

The Company did not have taxable income during 2024 or 2023.

The Company's deferred tax assets consisted of the following as of December 31, 2024 and 2023:

	December 31	December 31
	2024	2023
Net operating loss	$1,709,112	$928,560
Valuation allowance	(1,709,112)	(928,560)
Net deferred tax asset	$-	$-

As of December 31, 2024 and 2023, the Company's accumulated net operating loss carry forward was approximately $8,828,164 and $4,421,713. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 9 – SUBSEQUENT EVENTS

On January 10, 2025, the company accepted the resignation of board members and Officer Jamie Hadfield.

On January 10, 2025, the company entered into a promissory note with the Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%.

On January 27, 2025, the company entered into a promissory note with Mike Zaman amounting to $1,009 at an interest rate of 12%.

On February 14, 2025, the company issued 55,250 shares of restricted common stock to Cloud Network Systems Inc. for the conversion of debt owed for services rendered.

On February 24, 2025, the company entered into a promissory note with Mike Zaman amounting to $1,057 at an interest rate of 12%.

On February 24, 2025, the company entered into a promissory note with Mike Zaman amounting to $1,057 at an interest rate of 12%.

On February 27, 2025, the company entered into a promissory note with Mike Zaman amounting to $955 at an interest rate of 12%.

On March 07, 2025, the company entered into a promissory note with Mike Zaman Irrevocable Trust amounting to $500 at an interest rate of 12%.

On March 11, 2025, the company entered into a promissory note with Mike Zaman amounting to $1,410 at an interest rate of 12%.

On March 25, 2025, the company entered into a promissory note with Mike Zaman amounting to $3,500 at an interest rate of 12%.

On March 28, 2025, the company issued 9,298 shares of restricted common stock to Vast Capital for the conversion of debt owed regarding a promissory note.

On April 07, 2025, the company entered into a promissory note with Mike Zaman amounting to $7,500 at an interest rate of 28.24%.

On April 13, 2025, the company entered into a promissory note with Mike Zaman amounting to $916 at an interest rate of 25.24%.

Management has analyzed its operations for subsequent events until April 25, 2025, and the date this financial statement was issued.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers, and directors of the Company as of December 31, 2024, are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	68	Chairman since 11/2013; appointed President/CEO since 7/2015

Kenneth Cornell Bosket	71	Director since 06/2008; appointed to CFO since 6/2016

Montse Zaman	50	Director, Secretary and Treasurer since 02/2008

Shahram Khial	74	Director, Vice President of Marketing since 08/2020

Mohammad Sadrolashrafi	69	Director, Vice President of Operations since 08/2020

Jamie Hadfield	47	Director, Marketing/Merger and Acquisition Officer since 10/2021

There are no family relationships between or among any Officer and Director.

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

ITEM 11: EXECUTIVE COMPENSATION

During the fiscal period 2024, the Company recorded aggregate compensation of $0 due to officers and directors. As of December 31, 2024, there are no outstanding balance due to officers and directors.

During the fiscal period 2024 the Company paid its officers and directors an aggregate of $0. Directors made the decision to serve as officers and/or directors without compensation upon appointment.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS COMPENSATION

	Annual compensation				Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Kenneth Cornell Bosket	2024	-	-	-	-	-	-	-	-
CFO, Director	2023	-	-	-	-	-	-	-	-

Montse Zaman	2024	-	-	-	-	-	-	-	-
COO, Director	2023	-	-	-	-	-	-	-	-

Mike Zaman	2024	-	-	-	-	-	-	-	-
CEO, Director	2023	-	-	-	-	-	-	-	-

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

In October, 2014, the Company adopted a new Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2014. As of December 31, 2024, no shares were issued from this plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2024, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports

Mike Zaman	Officer, Director	Yes

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

There were 15,840,384 shares of the Company' common stock issued and outstanding on December 31, 2024. There are 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding on December 31, 2024. No other Preferred Shares are outstanding at December 31, 2024. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

_______________

(1)	Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Mike Zaman Irrevocable Trust (1)	10,013,067	63.21%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

Jamie Hadfield (1)	424,414	2.68%
1610 W 100 N 82
St. George, Utah 84770

Mohammad Sadrolashrafi (1)	71,303	0.45%
1160 S Nevada Street
Carson City, Nevada 89703

Kenneth Cornell Bosket (1)	322,722	2.04%
1453 Flintrock Road
Henderson, Nevada 89014

Shahram Khial (1)	18,281	0.12%
15030 Ventura Blvd Ste. 771
Sherman Oaks, California 91403

Montse Zaman (1)	340,000	2.16%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

Mike Zaman (1)	1,439,300	9.09%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

All directors and officers as a group	12,629,087	79.76%

_______________

(1)	Denotes officer or director.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company in 2024 was provided office space by one of its officers and director at no charge. The Company believes that the provided office space is sufficient for its needs in the foreseeable future.

During the period ending December 31, 2024, the Company issued 2,359,160 shares of common stock for accrued expenses, 50,584 shares for account payable, 10,000 shares for services, and 24,414 shares for a note payable as follows:

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

As of December 31, 2024, the Company had a remaining note payables balance to Mike Zaman Irrevocable Trust for a total of $2,000. Mike Zaman is an officer of the Company. The payable of $2,000, is unsecured with a maturity date of December 25, 2023,

As of December 31, 2024, the Company had a note payable balance to Mike Zaman in the amount of $1,100. Mike Zaman is an officer of the Company. The payable of $1,100 is unsecured with a maturity date of January 11, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $2,500. Mike Zaman is an officer of the Company. The payable of $2,500 000 is unsecured with a maturity date of January 23, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,000. Mike Zaman is an officer of the Company. The payable of $1,000 is unsecured with a maturity date of January 31, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $10,000. Mike Zaman is an officer of the Company. The payable of $10,000 is unsecured with a maturity date of February 14, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $18,000. Mike Zaman is an officer of the Company. The payable of $18,000 is unsecured with a maturity date of March 23, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $5,800. Mike Zaman is an officer of the Company. The payable of $5,800 is unsecured with a maturity date of May 08, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $2,500. Mike Zaman is an officer of the Company. The payable of $2,500 is unsecured with a maturity date of June 02, 2024.

As of December 31, 2024 As of December 31, 2023, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $3,000. Mike Zaman is an officer of the Company. The payable of $3,000 is unsecured with a maturity date of June 20, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman in the amount of $15,000. Mike Zaman is an officer of the Company. The payable of $15,000 is unsecured with a maturity date of July 18, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $12,000. Mike Zaman is an officer of the Company. The payable of $12,000 is unsecured with a maturity date of August 04, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $2,500. Mike Zaman is an officer of the Company. The payable of $2,500 is unsecured with a maturity date of September 20, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,000. Mike Zaman is an officer of the Company. The payable of $1,000 is unsecured with a maturity date of September 22, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,000. Mike Zaman is an officer of the Company. The payable of $1,000 is unsecured with a maturity date of September 23, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,000. Mike Zaman is an officer of the Company. The payable of $3,000 is unsecured with a maturity date of October 20, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $10,000. Mike Zaman is an officer of the Company. The payable of $10,000 is unsecured with a maturity date of November 06, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $10,000. Mike Zaman is an officer of the Company. The payable of $10,000 is unsecured with a maturity date of December 12, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $10,000. Mike Zaman is an officer of the Company. The payable of $10,000 is unsecured with a maturity date of February 12, 2025.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $2,000. Mike Zaman is an officer of the Company. The payable of $2,000 is unsecured with a maturity date of March 21, 2025.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $11,000. Mike Zaman is an officer of the Company. The payable of $11,000 is unsecured with a maturity date of March 25, 2025.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman in the amount of $4,500. Mike Zaman is an officer of the Company. The payable of $4,500 is unsecured with a maturity date of May 14, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,500. Mike Zaman is an officer of the Company. The payable of $1,500 is unsecured with a maturity date of March 25, 2025.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman in the amount of $2,500. Mike Zaman is an officer of the Company. The payable of $2,500 is unsecured with a maturity date of June 06, 2025.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman in the amount of $916. Mike Zaman is an officer of the Company. The payable of $916 is unsecured with a maturity date of June 06, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman in the amount of $950. Mike Zaman is an officer of the Company. The payable of $950 is unsecured with a maturity date of June 06, 2024.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,500. Mike Zaman is an officer of the Company. The payable of $1,500 is unsecured with a maturity date of July 22, 2025.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $4,000. Mike Zaman is an officer of the Company. The payable of $4,000 is unsecured with a maturity date of July 31, 2025.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,500. Mike Zaman is an officer of the Company. The payable of $1,500 is unsecured with a maturity date of September 30, 2025.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $1,200. Mike Zaman is an officer of the Company. The payable of $1,200 is unsecured with a maturity date of October 25, 2025.

As of December 31, 2024, the Company had a note payable balance to Mike Zaman Irrevocable Trust in the amount of $4,000. Mike Zaman is an officer of the Company. The payable of $4,000 is unsecured with a maturity date of November 21, 2025.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 17, 2024, the Company engaged Bush & Associates CPA as the Company’s independent registered accounting firm commencing with the quarter ending June 30, 2024 through and including the fiscal year ending December 31, 2024.

	2024	2023
Audit fees	$15,000	$24,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15: EXHIBITS

EXHIBITS FILED WITH THIS REPORT

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of the Crown Equity Holdings, Inc., as Amended by the Certificate of Amended dated March 2, 2017

3.2	By-laws

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Exhibit filed herewith

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on April 29, 2025

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2025

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Montse Zaman	Director, Secretary and Treasurer
Montse Zaman

/s/ Kenneth Cornell Bosket	Director, Chief Financial Officer (Principal
Kenneth Cornell Bosket	Financial Officer), Principal Accounting Officer

