Form 10-Q
period 2025-06-30
Crown Equity Holdings, Inc.
filed 2025-08-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025 the number of shares outstanding of the registrant's class of common stock was 15,909,230.

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

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
	(Unaudited)
Current assets
Cash and cash equivalents	$6,527	$3,858
Total Current Assets		3,858
Property and Equipment, net	-	-
Total Assets	$6,527	$3,858

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$117,743	$158,899
Accounts payable and accrued expenses to related party	16,640	16,640
Notes payable to related parties	148,271	129,366
Convertible notes payable	-	4,000
Convertible notes payable to related parties, net of debt discount	16,600	16,600
Total Liabilities	299,254	325,505

Stockholders' deficit
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at June 30, 2025 and December 31, 2024	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 15,909,230 and 15,840,384 shares issued and outstanding at June 30, 2025 and December 31, 2024	15,910	15,841
Additional paid-in-capital	18,377,032	18,320,599
Accumulated deficit	(18,685,670)	(18,658,088)
Total stockholders' deficit	(292,727)	(321,647)
Total liabilities and stockholders' deficit	$6,527	$3,858

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$163	$161	$298	$462
Total Revenue	163	161	298	462

Operating expenses
Depreciation and amortization	-	526,752	-	746,715
General and Administrative	20,881	20,881	37,972	53,933
Total Operating Expenses	20,881	547,633	37,972	800,648
Net Operating Income (Loss)	(20,718)	(547,472)	(37,674)	(800,186)

Other (expense)
Interest expense	(4,745)	(3,537)	(9,604)	(6,909)
Gain (Loss) on Related Party AP Conversion	-	-	-	(2,311,977)
Gain (Loss) on AP Conversion	-	-	(19,579)	(34,300)
Gain (Loss) on Marketable Securities	1,140	176	1,100	176
Other Income (Expense)	-	4	-	14
Loss on Debt Conversion	-	-	(38,175)	(34,180)
Total other expense	(3,605)	(3,357)	(10,092)	(2,387,176)

Net (loss)	$(24,323)	$(550,829)	$(27,582)	$(3,187,362)

Net (loss) per common share – basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.21)
Weighted average number of common shares outstanding - basic and diluted	15,911,043	15,814,800	15,876,448	15,137,763

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024

(Unaudited)

For the Three Months Ended June 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	1,000	$1	15,904,230	$15,905	$18,372,037	$(18,661,347)	$(273,404)
Purchase of Common Stock			5,000	5	4,995		5,000
Net Loss	-	-	-	-	-	(24,323)	$(24,323)
Balance, June 30, 2025	1,000	$1	15,909,230	$15,910	$18,377,032	$(18,685,670)	$(292,727)

For the Three Months Ended June 30, 2024

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Warrant	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	(Deficit)	(Deficit)
Balances at March 31, 2024	1,000	$1	15,814,800	$13,395	$18,290,183	$(1,024,537)	$(17,577,707)	$(296,248)
Warrant discount amortization						526,752		526,752
Net loss	-	-					(550,829)	(550,829)
Balances at June 30, 2024	1,000	$1	15,814,800	$15,812	$18,290,183	$(497,785)	$(18,128,536)	$(320,325)

For the Six Months Ended June 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, Dec 31, 2024	1,000	$1	15,840,384	$15,841	$18,320,599	(18,658,088)	$(321,647)
Conversion to Common stock of Note Payable and Accrued Interest			8,596	9	7,238	-	7,247
Common Stock Issued for Account Payable settlement			55,250	55	44,200	-	44,255
Common Stock Issued for Purchase			5,000	5	4,995	-	5,000
Net Loss						(27,582)	(27,582)
Balance, June 30, 2025	1,000	$1	15,909,230	$15,910	$18,377,032	$(18,685,670)	$(292,727)

For the Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Paid-In	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Discount	Deficit	Totals
Balance, Dec 31, 2023	1,000	$1	13,396,226	$13,395	$13,458,331	$0	(14,941,174)	$(1,469,447)
CS issued for Related Party Accrued
Expense and AP Conversion			2,359,160	2,359	3,489,198			3,491,557
Common Stock Issued for Services			10,000	9	14,791			14,800
Common Stock Issued for Note Payable and Interest			24,414	24	46,363			46,387
Common Stock Issued for AP settlement			25,000	25	36,975			37,000
Warrant discount					1,244,525	(1,244,500)		25
Warrant discount amortization						746,715		746,715
Net Loss							(3,187,362)	(3,187,362)
Balance, June 30, 2024	1,000	$1	15,814,800	$15,812	$18,290,183	$(497,785)	$(18,128,536)	$(320,325)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities
Net (loss)	$(27,582)	$(3,187,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Warrant discount	-	(1,244,525)
Warrant discount amortization	-	746,715
Common stock issued for services	-	14,800
Common stock issued for accrued expenses – Related Party	-	2,311,977
Common stock issued for accounts payable	19,579	37,000
Loss on debt conversion	(38,175)	34,180
Unrealized gain on securities	-	176
Changes in operating assets and liabilities
Accounts payable and accrued expenses – related party	-	(1,100)
Accounts payable and accrued expenses	24,236	5,868
Deferred revenue	-	155
Net cash (used in) operating activities	(21,236)	(37,943)

Cash flows from investing activities
Investment in marketable securities	-	(499)
Net cash provided by investing activities	-	(499)

Cash flows from financing activities
Common stock issued for cash	5,000	-
Borrowings from convertible notes payable, related party	18,905	33,366
Payments on convertible notes payable, related party	-	-
Borrowings from notes payable, related party	-	-
Warrant subscriptions	-	25
Principal payments on debt	-	-
Net cash provided by financing activities	23,905	33,391

Net increase (decrease) in cash	2,669	(5,051)

Cash, beginning of period	3,858	6,739

Cash, end of period	$6,527	$1,688

NONCASH INVESTING AND FINANCING ACTIVITIES:
RP-AP Converted into common stock	$-	$1,179,580
AP Converted into common stock	44,255	12,500
RP Note Payable and Interest Converted into common stock	7,247	12,207

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

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Third Party	Related Party	Total	Third Party	Related Party	Total
Click Based and Impressions Ads	$298	$-	$298	$257	$-	$257
Publishing and Distribution	-	-	-	205	-	205
Total	$298	$-	$298	$462	$-	$462

	June 30,	June 30,
	2025	2024

Deferred Revenue	$155	$155

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, the current aging status of the customer accounts, and the financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2025 and December 31, 2024.

Risk Concentrations

During the six-month period ending June 30, 2025, 100% of the Company's revenues were from the displaying of click-based and impressions ads on the company's online sites. All revenue earned was through a third party.

The Company does not hold cash in excess of federally insured limits.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2025 and 2024: Compensation expense, auto, travel and entertainment, legal and accounting, utilities, websites, office expenses, depreciation, and other administrative related expenses.

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

Basic and Diluted Net (Loss) per Share

	Six Months June 30, 2025	Six Months June 30, 2024
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(27,582)	$(3,187,362)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(27,582)	$(3,187,362)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,876,448	15,137,763

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.00)	$(0.21)
Diluted	$(0.00)	$(0.21)

	Three Months June 30, 2025	Three Months June 30, 2024
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(24,323)	$(550,829)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(24,323)	$(550,829)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,911,043	15,814,800

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended June 30, 2025, and 2024. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended June 30, 2025 is 21,485,067 and June 30, 2024 was 21,485,067.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company's statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of June 30, 2025, and December 31, 2024, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company's deferred tax assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	Dec 31, 2024
Net operating loss	$1,714,904	$1,709,112
Valuation allowance	(1,714,904)	(1,709,112)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2025 and December 31, 2024.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development costs during the periods ended June 30, 2025 and December 31, 2024.

Advertising Cost

The Company spent $0 on advertising during the periods ended June 30, 2025 and June 30, 2024.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $18,685,670 since its inception and had a working capital deficit of $292,727 negative cash flows from operations and limited business operations as of June 30, 2025. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company's policy is to capitalize all property purchases over $1,000 and depreciate the assets over their useful lives of 3 to 7 years.

Property consists of the following on June 30, 2025 and December 31, 2024:

	June 30, 2025	Dec 31, 2024
Computers – 3 year estimated useful life	$108,622	108,622
Less – Accumulated Depreciation	(108,622)	(108,622)
Property and Equipment, net	$-	-

Depreciation has been provided over each asset's estimated useful life. Depreciation expenses were $0, and $0 for the six months ended June 30, 2025 and 2024 respectively.

NOTE 4 – FINANCE LEASES

As of the six-month period ending June 30, 2025 there were no finance lease transactions.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of June 30, 2025, and December 31, 2024, the Company had unamortized discount of $0 and $0, respectively.

The Company analyzed the convertible notes for derivatives noting none.

The Company analyzed the below convertible notes for derivatives noting none.

Name	Original Note Date	Due Date	Interest Rate	Conversion Rate	June 30, 2025

Related Party Notes Payable:
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%	$-	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%	$-	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%	$-	3,000
Mike Zaman	07/18/2023	07/18/2024	12%	$-	15,000
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%	$-	12,000
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%	$-	3,000
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	02/01/2024	02/01/2025	12%	$-	10,000
Mike Zaman Irrevocable Trust	03/21/2024	03/21/2025	12%	$-	2,000
Mike Zaman Irrevocable Trust	03/25/2024	03/25/2025	12%	$-	11,000
Mike Zaman	05/14/2024	05/14/2025	12%	$-	4,500
Mike Zaman Irrevocable Trust	05/28/2024	05/28/2025	12%	$-	1,500
Mike Zaman	06/06/2024	06/06/2025	12%	$-	2,500
Mike Zaman	06/06/2024	06/06/2025	12%	$-	916
Mike Zaman	06/24/2024	06/24/2025	12%	$-	950
Mike Zaman Irrevocable Trust	07/22/2024	07/22/2025	12%	$-	1,500
Mike Zaman Irrevocable Trust	07/21/2024	07/21/2025	12%	$-	4,000
Mike Zaman Irrevocable Trust	09/30/2024	09/30/2025	12%	$-	1,500
Mike Zaman Irrevocable Trust	10/25/2024	10/25/2025	12%	$-	1,200
Mike Zaman Irrevocable Trust	11/21/2024	11/21/2025	12%	$-	4,000
Mike Zaman Irrevocable Trust	01/10/2025	01/10/2026	12%	$-	500
Mike Zaman	01/27/2025	01/27/2026	12%	$-	1,009
Mike Zaman	02/24/2025	02/24/2026	12%	$-	1,057
Mike Zaman	02/24/2025	02/24/2026	12%	$-	1,057
Mike Zaman	02/27/2025	02/27/2026	12%	$-	955
Mike Zaman Irrevocable Trust	03/07/2025	03/07/2026	12%	$-	500
Mike Zaman	03/11/2025	03/11/2026	12%	$-	1,410
Mike Zaman	03/25/2025	03/25/2026	12%	$-	3,500
Mike Zaman	04/07/2025	04/07/2026	28.24%	$-	7,500
Mike Zaman	04/13/2025	04/13/2026	25.24%	$-	916
Mike Zaman Irrevocable Trust	04/30/2025	04/30/2026	12%	$-	500
Total Related Party Notes Payable					148,270

Related Party Convertible Notes Payable:
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%	$0.50	2,000
Mike Zaman	01/11/2023	01/11/2024	12%	$0.50	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%	$0.50	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%	$0.50	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%	$0.50	10,000
Total Convertible Related Party Notes Payable					16,600

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $15,000.

On May 14, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $4,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 24%. As of June 30, 2025, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $950.

On January 27, 2025, the company entered into a promissory note with Mike Zaman in the amount of $1,009 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $1,009.

On February 24, 2025, the company entered into a promissory note with Mike Zaman in the amount of $1,057 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $1,057.

On February 24, 2025, the company entered into a promissory note with Mike Zaman in the amount of to $1,057 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $1,057.

On February 27, 2025, the company entered into a promissory note with Mike Zaman in the amount of $955 at an interest rate of 12%..  As of June 30, 2025, the principal balance on this note was $955.

On March 11, 2025, the company entered into a promissory with Mike Zaman in the amount of $1,410 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $1,410.

On March 25, 2025, the company entered into a promissory with Mike Zaman in the amount of $3,500 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $3,500.

On April 07,2025, the Company entered into a promissory note with Mike Zaman in the amount of $7,500 at an interest rate of 28.24%. As of June 30, 2025, the principal balance on this note was $7,500.

On April 13, 2025, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 25.24%. As of June 30, 2025, the principal balance on this note was $916.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $11,000.

 On May 28, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,500.

On July 22, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,500.

On July 31, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $4,000.

On September 30, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. June 30, 2025, the principal balance on this note was $1,500.

On October 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,200 at an interest rate of 12%. June 30, 2025, the principal balance on this note was $1,200.

On November 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. June 30, 2025, the principal balance on this note was $4,000.

On January 10, 2025, the company entered into a promissory note with the Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $500.

On March 07, 2025, the company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $500.

On April 30, 2025, the company entered into a promissory with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%.  As of June, 2025, the principal balance on this note was $500.

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

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $15,000.

On May 14, 2024 the Company entered into a promissory note with Mike Zaman in the amount of $4,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $950.

On January 27, 2025, the company entered into a promissory note with Mike Zaman in the amount of $1,009 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $1,009.

On February 24, 2025, the company entered into a promissory note with Mike Zaman in the amount of $1,057 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $1,057.

On February 24, 2025, the company entered into a promissory note with Mike Zaman in the amount of to $1,057 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $1,057.

On February 27, 2025, the company entered into a promissory note with Mike Zaman in the amount of $955 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $955.

On March 11, 2025, the company entered into a promissory with Mike Zaman in the amount of $1,410 at an interest rate of 12%.  As of June 30, 2025, the principal balance on this note was $1,410.

On March 25, 2025, the company entered into a promissory with Mike Zaman in the amount of $3,500 at an interest rate of 12%.  As of March 31, 2025, the principal balance on this note was $3,500.

June 30, 2025

 On April 07, 2025, the Company entered into a promissory note with Mike Zaman in the amount of $7,500 at an interest rate of 28.24%. As of June 30, 2025, the principal balance on this note was $7,500.

On April 13, 2025, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 25.24%. As of June 30, 2025, the principal balance on this note was $916.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $11,000.

On May 28, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,500.

On July 22, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,500.

 On July 31, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $4,000.

 On September 30, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,500.

On October 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,200 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $1,200.

 On November 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $4,000.

On January10, 2025, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $500.

On March 07, 2025, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $500.

On April 30, 2025, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%. As of June 30, 2025, the principal balance on this note was $500.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of June 30, 2025, the total convertible notes and non-convertible notes from related parties were $16,600 and $148,270, respectfully.

NOTE 8 – STOCK HOLDERS' EQUITY (DEFICIT)

Common Stock

 During the six months ending June 30, 2025, the Company issued 68,846 shares of common stock as follows:

On February 28, 2025, the Company issued 55,250 restricted shares of common stock for conversion of a $27,625 account payable to Cloud Network Systems Inc. at a conversion rate of fifty cents ($0.50) per share for the total amount owed. The share price on the conversion date was $0.80, which attributed to a loss of $16,630.

On March 28, 2025 the Company issued 8,596 restricted shares of common stock for conversion of a note payable of $4,298 to Vast Capital. The company converted the amount owed at a rate of fifty cents ($0.50) per share. The share price on the conversion date was $0.80, which attributed to a loss of $2,949.

On May 29, 2025 Stephen Bryan Wilson purchased 5,000 shares of restricted common stock at $1.00 per share at the purchase price of $5,000.  The share price on the purchase date was $1.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options, as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of June 30, 2025.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of June 30, 2025, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2025 and 2024.

The Company's deferred tax assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Net operating loss	$1,714,904	$1,709,112
Valuation allowance	(1,714,904)	(1,709,112)
Net deferred tax asset	$-	$-

As of June 30, 2025, and December 31, 2024, the Company's accumulated net operating loss carry forward was approximately $8,855,756 and $8,828,164 respectively and will begin to expire in the year 2032. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 10 – SUBSEQUENT EVENTS

No subsequent filing"

Management has analyzed its operations for subsequent events until July 16, 2025, the date these Financial Statements were issued.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, and the Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

Crown Equity’s office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

During the period ending June 30, 2025, the Company utilized the services of independent contractors and its following officers, Mike Zaman, Kenneth Bosket, and Montse Zaman,

RESULTS OF OPERATIONS

Three and six months ended June 30, 2025 Compared to the three and six months ended June 30, 2024

Revenues were $1 higher in the three-month period ending June 30, 2025, than in the three-month period ending June 30, 2024.For the six-month period ending June 30, 2025, the revenues for the same period ending June 30, 2024, were higher due to earned revenues through click-based and impression ads, in addition to publishing and distribution sales.

Operating expenses were $20,881 for the three months ended June 30, 2025 and $547,633 for the three months ended June 30, 2024. Operating expenses were $37,972 for the six months ended June 30, 2025 and $800,643 for the six months ended June 30, 2024. The decrease in operating expenses was primarily caused by the decrease in depreciation and amortization.

Other expenses for the three months ended June 30, 2025 were negative $(3,605) and negative $(3,357) for the three months ended June 30, 2024. Other expense was negative $(10,092) for the six months ended June 30, 2025 and negative $(2,387,176) for the six months ended June 30, 2024. The decrease was mainly due to the loss on conversion of related party accounts payable to common stock in the six months ended June 30, 2025 and due to interest expense in the six months ended June 30, 2024.

Interest expenses for the six months ended June 30, 2025 and 2024 were $9,604 and $6,909, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, Crown Equity had current assets of $6,527 and current liabilities of $299,254 resulting in a working capital deficit of $292,727. Net cash used by operating activities for the six months ended June 30, 2025 was $21,236 compared to net cash used of $37,943 for the same period in 2024.

For the six months ended June 30, 2025, we borrowed $18,905 from related parties.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2025, Crown Equity issued 5,000 shares for $5,000 cash at $1.00 per share of common stock for operating capital.

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

CROWN EQUITY HOLDINGS INC.

Date: August 13, 2025	By:	/s/ Mike Zaman
Mike Zaman, CEO

Date: August 13, 2025	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

