Form 10-Q
period 2025-09-30
Crown Equity Holdings, Inc.
filed 2025-11-14
CIK 1103833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 01, 2025, the number of shares outstanding of the registrant's class of common stock was 15,915,230.

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

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024

Current assets
Cash and cash equivalents	$3,092	$3,858
Other current assets	2,644	-
Total Current Assets	5,736	3,858
Property and Equipment, net	-	-
Total Assets	$5,736	$3,858

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$144,478	$158,899
Accounts payable and accrued expenses to related party	16,640	16,640
Notes payable to related parties	148,271	129,366
Convertible notes payable	-	4,000
Convertible notes payable to related parties, net of debt discount	16,600	16,600
Total Liabilities	325,989	325,505

Stockholders' deficit
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at September 30, 2025 and December 31, 2024	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 15,915,230 and 15,840,384 shares issued and outstanding at September 30, 2025 and December 31, 2024	15,916	15,841
Additional paid-in-capital	18,381,298	18,320,599
Accumulated deficit	(18,717,468)	(18,658,088)
Total stockholders' deficit	(320,253)	(321,647)
Total liabilities and stockholders' deficit	$5,736	$3,858

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$279	$369	$577	$831
Total Revenue	279	369	577	831

Operating expenses
Depreciation and amortization	-	497,785	-	1,244,500
General and Administrative	24,879	11,301	62,851	65,234
Total Operating Expenses	24,879	509,086	62,851	1,309,734
Net Operating Income (Loss)	(24,600)	(508,717)	(62,274)	(1,308,903)

Other (expense)
Interest expense	(4,946)	(4,194)	(14,550)	(11,103)
Gain (Loss) on Related Party AP Conversion	-	-	-	(2,311,977)
Gain (Loss) on AP Conversion	-	-	(19,579)	(34,300)
Gain (Loss) on Marketable Securities	(980)	(95)	120	81
Other Income (Expense)	-	-	-	14
Gain (Loss) on share issue	(1,272)	-	-	-
Loss on Debt Conversion	-	-	38,175	(34,180)
Total other expense	(7,198)	(4,289)	2,894	(2,391,465)

Net (loss)	$(31,798)	$(513,006)	$(59,380)	$(3,700,368)

Net (loss) per common share – basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.16)
Weighted average number of common shares outstanding - basic and diluted	15,911,904	15,841,218	15,888,396	15,365,369

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(Unaudited)

For the Three Months Ended September 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	1,000	$1	15,909,230	$15,910	$18,377,032	$(18,685,670)	$(292,727)
Purchase of Common Stock			6,000	6	4,266		4,272
Net Loss	-	-	-	-	-	(31,798)	$(31,798)
Balance, September 30, 2025	1,000	$1	15,915,230	$15,916	$18,381,298	$(18,717,468)	$(320,253)

For the Three Months Ended September 30, 2024

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Warrant	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	(Deficit)	(Deficit)
Balances at June 30, 2024	1,000	$1	15,814,800	$15,812	$18,290,183	$(497,785)	$(18,128,536)	$(320,325)
Warrant discount amortization						497,785		497,785
Common stock issued for AP			25,584	25	30,420			30,445
Rounding				4	(4)			-
Net loss	-	-					(513,006)	(513,006)
Balances at September 30, 2024	1,000	$1	15,840,384	$15,841	$18,320,599	$-	$(18,641,542)	$(305,101)

For the Nine Months Ended September 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, Dec 31, 2024	1,000	$1	15,840,384	$15,841	$18,320,599	$(18,658,008)	$(321,647)
Conversion to Common stock of Note Payable and Accrued Interest			8,596	9	7,238	-	7,247
Common Stock Issued for Account Payable settlement			55,250	55	44,200	-	44,255
Common Stock Issued for Cash			11,000	11	9,261	-	9,272
Net Loss						(59,380)	(59,380)
Balance, September 30, 2025	1,000	$1	15,915,230	$15,916	$18,381,298	$(18,717,468)	$(320,253)

For the Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock		Paid-In	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Discount	Deficit	Totals
Balance, Dec 31, 2023	1,000	$1	13,396,226	$13,395	$13,458,331	$0	(14,941,174)	$(1,469,447)
CS issued for Related Party Accrued
Expense and AP Conversion			2,359,160	2,359	3,489,198			3,491,557
Common Stock Issued for Services			10,000	9	14,791			14,800
Common Stock Issued for Note Payable and Interest			24,414	24	46,363			46,387
Common Stock Issued for AP settlement			50,584	50	67,395			67,445
Warrant discount					1,244,525	(1,244,500)		25
Warrant discount amortization						1,244,500		1,244,500
Net Loss							(3,700,368)	(3,700,368)
Balance, September 30, 2024	1,000	$1	15,840,384	$15,841	$18,320,599	$-	$(18,641,542)	$(305,101)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

Cash flows from operating activities
Net (loss) attributable to common shareholders	$(59,380)	$(3,700,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Warrant discount amortization	-	(1,244,525)
Common stock issued for services	-	14,800
Common stock issued for accrued expenses – Related Party	-	2,311,977
Common stock issued for accounts payable	19,579	37,000
Loss on debt conversion	(38,175)	34,180
Loss on stock issue	1,272	-
Unrealized gain on securities	-	(81)
Changes in operating assets and liabilities
Current Assets	(2,644)	-
Accounts payable and accrued expenses – related party	-	3,900
Accounts payable and accrued expenses	51,677	43,246
Deferred revenue	-	155
Net cash (used in) operating activities	(27,671)	(47,666)

Cash flows from investing activities
Investment in marketable securities	-	(499)
Net cash provided by investing activities	-	(499)

Cash flows from financing activities
Common stock issued for cash	8,000	-
Borrowings from convertible notes payable, related party	18,905	40,365
Payments on convertible notes payable, related party	-	-
Borrowings from convertible notes payable	-	4,000
Warrant subscriptions	-	25
Principal payments on debt	-	-
Net cash provided by financing activities	26,905	44,390

Net increase (decrease) in cash	(766)	(3,775)

Cash, beginning of period	3,858	6,739

Cash, end of period	$3,092	$2,964

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for settlement of accounts payable	$44,255	$67,445
Note Payable and Interest Converted into common stock	7,247	-

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

Going concern

These interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.  The information should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.

As of September 30, 2025, the Company had negative working capital of $320,253, an accumulated deficit of $18,717,468. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital as needed from the sales of stock, additional debt financing or debt refinancing as may be required. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

	Nine Months Ended Sept 30, 2025			Nine Months Ended Sept 30, 2024
	Third Party	Related Party	Total	Third Party	Related Party	Total
Click Based and Impressions Ads	$577	$-	$577	$626	$-	$626
Publishing and Distribution	-	-	-	205	-	205
Total	$577	$-	$577	$831	$-	$831

	Sept 30,	Sept 30,
	2025	2024

Deferred Revenue	$155	$155

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, the current aging status of the customer accounts, and the financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2025 and December 31, 2024.

Risk Concentrations

During the nine-month period ending September 30, 2025, 100% of the Company's revenues were from the displaying of click-based and impressions ads on the company's online sites. All revenue earned was through a third party.

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

Basic and Diluted Net (Loss) per Share

	Nine Months Sept 30, 2025	Nine Months Sept 30, 2024
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(59,380)	$(3,700,368)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(59,380)	$(3,700,368)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,888,396	15,365,369

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$0.00)	$(0.21)
Diluted	$(0.00)	$(0.21)

	Three Months Sept 30, 2025	Three Months Sept 30, 2024
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(33,542)	$(513,006)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(33,542)	$(513,006)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,911,904	15,841,218

Earnings (Loss) per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended September 30, 2025, and 2024. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2025 is 21,485,067 and September 30, 2024 was 21,485,067.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company's statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of September 30, 2025, and December 31, 2024, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company's deferred tax assets consisted of the following as of September 30, 2025 and December 31, 2024:

	Sept 30, 2025	Dec 31, 2024
Net operating loss	$1,721,582	$1,709,122
Valuation allowance	(1,721,582)	(1,709,122)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2025 and December 31, 2024.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development costs during the periods ended September 30, 2025 and December 31, 2024.

Advertising Cost

The Company spent $0 on advertising during the periods ended September 30, 2025 and September 30, 2024.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, Crown Equity has an accumulated deficit of $18,717,468 since its inception and had a working capital deficit of $320,253 negative cash flows from operations and limited business operations as of September 30, 2025. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company's policy is to capitalize all property purchases over $1,000 and depreciate the assets over their useful lives of 3 to 7 years.

Property consists of the following on September 30, 2025 and December 31, 2024:

	Sept 30, 2025	Dec 31, 2024
Computers – 3 year estimated useful life	$108,622	108,622
Less – Accumulated Depreciation	(108,622)	(108,622)
Property and Equipment, net	$-	-

Depreciation has been provided over each asset's estimated useful life. Depreciation expenses were $0, and $0 for the nine months ended September 30, 2025 and 2024 respectively.

NOTE 4 – FINANCE LEASES

As of the nine-month period ending September 30, 2025 there were no finance lease transactions.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of September 30, 2025, and December 31, 2024, the Company had unamortized discount of $0 and $0, respectively.

The Company analyzed the convertible notes for derivatives noting none.

The Company analyzed the below convertible notes for derivatives noting none.

Name	Original Note Date	Due Date	Interest Rate	Conversion Rate	Sept 30, 2025

Related Party Notes Payable:
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%	$-	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%	$-	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%	$-	3,000
Mike Zaman	07/18/2023	07/18/2024	12%	$-	15,000
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%	$-	12,000
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%	$-	2,500
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%	$-	1,000
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%	$-	3,000
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%	$-	10,000
Mike Zaman Irrevocable Trust	02/01/2024	02/01/2025	12%	$-	10,000
Mike Zaman Irrevocable Trust	03/21/2024	03/21/2025	12%	$-	2,000
Mike Zaman Irrevocable Trust	03/25/2024	03/25/2025	12%	$-	11,000
Mike Zaman	05/14/2024	05/14/2025	12%	$-	4,500
Mike Zaman Irrevocable Trust	05/28/2024	05/28/2025	12%	$-	1,500
Mike Zaman	06/06/2024	06/06/2025	12%	$-	2,500
Mike Zaman	06/06/2024	06/06/2025	12%	$-	916
Mike Zaman	06/24/2024	06/24/2025	12%	$-	950
Mike Zaman Irrevocable Trust	07/22/2024	07/22/2025	12%	$-	1,500
Mike Zaman Irrevocable Trust	07/21/2024	07/21/2025	12%	$-	4,000
Mike Zaman Irrevocable Trust	09/30/2024	09/30/2025	12%	$-	1,500
Mike Zaman Irrevocable Trust	10/25/2024	10/25/2025	12%	$-	1,200
Mike Zaman Irrevocable Trust	11/21/2024	11/21/2025	12%	$-	4,000
Mike Zaman Irrevocable Trust	01/10/2025	01/10/2026	12%	$-	500
Mike Zaman	01/27/2025	01/27/2026	12%	$-	1,009
Mike Zaman	02/24/2025	02/24/2026	12%	$-	1,057
Mike Zaman	02/24/2025	02/24/2026	12%	$-	1,057
Mike Zaman	02/27/2025	02/27/2026	12%	$-	955
Mike Zaman Irrevocable Trust	03/07/2025	03/07/2026	12%	$-	500
Mike Zaman	03/11/2025	03/11/2026	12%	$-	1,410
Mike Zaman	03/25/2025	03/25/2026	12%	$-	3,500
Mike Zaman	04/07/2025	04/07/2026	28.24%	$-	7,500
Mike Zaman	04/13/2025	04/13/2026	25.24%	$-	916
Mike Zaman Irrevocable Trust	04/30/2025	04/30/2026	12%	$-	500
Total Related Party Notes Payable					148,270

Related Party Convertible Notes Payable:
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%	$0.50	2,000
Mike Zaman	01/11/2023	01/11/2024	12%	$0.50	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%	$0.50	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%	$0.50	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%	$0.50	10,000
Total Convertible Related Party Notes Payable					16,600

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $15,000.

On May 14, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $4,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 24%. As of September 30, 2025, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $950.

On January 27, 2025, the company entered into a promissory note with Mike Zaman in the amount of $1,009 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $1,009.

On February 24, 2025, the company entered into a promissory note with Mike Zaman in the amount of $1,057 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $1,057.

On February 24, 2025, the company entered into a promissory note with Mike Zaman in the amount of to $1,057 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $1,057.

On February 27, 2025, the company entered into a promissory note with Mike Zaman in the amount of $955 at an interest rate of 12%..  As of September 30, 2025, the principal balance on this note was $955.

On March 11, 2025, the company entered into a promissory with Mike Zaman in the amount of $1,410 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $1,410.

On March 25, 2025, the company entered into a promissory with Mike Zaman in the amount of $3,500 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $3,500.

On April 07,2025, the Company entered into a promissory note with Mike Zaman in the amount of $7,500 at an interest rate of 28.24%. As of September 30, 2025, the principal balance on this note was $7,500.

On April 13, 2025, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 25.24%. As of September 30, 2025, the principal balance on this note was $916.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $11,000.

 On May 28, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,500.

On July 22, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,500.

On July 31, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $4,000.

On September 30, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,500.

On October 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,200 at an interest rate of 12%. September 30, 2025, the principal balance on this note was $1,200.

On November 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. September 30, 2025, the principal balance on this note was $4,000.

On January 10, 2025, the company entered into a promissory note with the Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $500.

On March 07, 2025, the company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $500.

On April 30, 2025, the company entered into a promissory with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%.  As of September, 2025, the principal balance on this note was $500.

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

Mike Zaman

On January 11, 2023, the Company entered into a convertible promissory note with Mike Zaman in the amount of $1,100 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,100.

On July 18, 2023, the Company entered into a promissory note with Mike Zaman in the amount of $15,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $15,000.

On May 14, 2024 the Company entered into a promissory note with Mike Zaman in the amount of $4,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $4,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $2,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,500.

On June 6, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $916.

On June 24, 2024, the Company entered into a promissory note with Mike Zaman in the amount of $950 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $950.

On January 27, 2025, the company entered into a promissory note with Mike Zaman in the amount of $1,009 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $1,009.

On February 24, 2025, the company entered into a promissory note with Mike Zaman in the amount of $1,057 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $1,057.

On February 24, 2025, the company entered into a promissory note with Mike Zaman in the amount of to $1,057 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $1,057.

On February 27, 2025, the company entered into a promissory note with Mike Zaman in the amount of $955 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $955.

On March 11, 2025, the company entered into a promissory with Mike Zaman in the amount of $1,410 at an interest rate of 12%.  As of September 30, 2025, the principal balance on this note was $1,410.

On March 25, 2025, the company entered into a promissory with Mike Zaman in the amount of $3,500 at an interest rate of 12%.  As of March 31, 2025, the principal balance on this note was $3,500.

September 30, 2025

On April 07, 2025, the Company entered into a promissory note with Mike Zaman in the amount of $7,500 at an interest rate of 28.24%. As of September 30, 2025, the principal balance on this note was $7,500.

On April 13, 2025, the Company entered into a promissory note with Mike Zaman in the amount of $916 at an interest rate of 25.24%. As of September 30, 2025, the principal balance on this note was $916.

Mike Zaman Irrevocable Trust

On December 25, 2022, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,000.

On January 23, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,500.

On January 31, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,000.

On February 14, 2023, the Company entered into a convertible promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $10,000.

On March 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $18,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $18,000.

On May 08, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $5,800 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $5,800.

On June 02, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,500.

On June 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $3,000.

On August 04, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $12,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $12,000.

On September 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,500.

On September 22, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,000.

On September 23, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,000.

On October 20, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $3,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $3,000.

On November 06, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $10,000.

On December 12, 2023, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $10,000.

On February 01, 2024 the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $10,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $10,000.

On March 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $2,000.

On March 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $11,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $11,000.

On May 28, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,500.

On July 22, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,500.

On July 31, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $4,000.

On September 30, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,500.

On October 25, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $1,200 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $1,200.

On November 21, 2024, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $4,000 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $4,000.

On January 10, 2025, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $500.

On March 07, 2025, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $500.

On April 30, 2025, the Company entered into a promissory note with Mike Zaman Irrevocable Trust in the amount of $500 at an interest rate of 12%. As of September 30, 2025, the principal balance on this note was $500.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of September 30, 2025, the total convertible notes and non-convertible notes from related parties were $16,600 and $148,270, respectfully.

NOTE 8 – STOCK HOLDERS' EQUITY (DEFICIT)

Common Stock

During the nine months ending September 30, 2025, the Company issued 74,846 shares of common stock as follows:

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

On August 20, 2025 Larry Helwig purchased 6,000 shares of restricted common stock at $0.50 per share at the purchase price of $3,000.  The share price on the purchase date was $0.72, which attributed to a loss of $1,272.

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options, as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 3.0 million shares were available for issuance as of September 30, 2025.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of September 30, 2025, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income during 2025 and 2024.

The Company's deferred tax assets consisted of the following as of September 30, 2025 and December 31, 2024:

	Sept 30, 2025	December 31, 2024
Net operating loss	$1,721,582	$1,709,122
Valuation allowance	(1,721,582)	(1,709,122)
Net deferred tax asset	$-	$-

As of September 30, 2025, and December 31, 2024, the Company's accumulated net operating loss carry forward was approximately $8,887,544 and $8,828,164 respectively. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 10 – SUBSEQUENT EVENTS

No subsequent filing

Management has analyzed its operations for subsequent events until October 31, 2025, the date these Financial Statements were issued.

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

In March, 2011, the Company formed a wholly owned subsidiary CRWE Real Estate, Inc. as a subsidiary to engage in potential real estate holdings. The entity had no activity during the quarter.

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

Crown Equity’s office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

During the period ending September 30, 2025, the Company utilized the services of independent contractors and its following officers, Mike Zaman, Kenneth Bosket, and Montse Zaman,

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2025 Compared to the three and nine months ended September 30, 2024

Revenues were $279 in the three-month period ending September 30, 2025 compared to $161 in the three-month period ending September 30, 2024. Revenues were $577 in the nine-month period ending September 30, 2025 compared to $462 in the nine-month period ending September 30, 2024.

Operating expenses were $24,879 for the three months ended September 30, 2025 and $547,633 for the three months ended September 30, 2024. Operating expenses were $62,851 for the nine months ended September 30, 2025 and $1,309,764 for the nine months ended September 30, 2024. The decrease in operating expenses was primarily caused by the decrease in amortization of warrant discount.

Other expenses for the three months ended September 30, 2025 were negative $(7,198) and negative $(3,507) for the three months ended September 30, 2024. Other expense was $2,894 for the nine months ended September 30, 2025 and negative $(2,391,465) for the nine months ended September 30, 2024. The decrease was mainly due to the loss on conversion of related party accounts payable to common stock in the nine months ended September 30, 2024 of $2,311,977 and due to interest expense in the nine months ended September 30, 2024.

Interest expenses for the nine months ended September 30, 2025 and 2024 were $14,550 and $11,103, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, Crown Equity had current assets of $5,736 and current liabilities of $325,989 resulting in a working capital deficit of $320,253. Net cash used by operating activities for the nine months ended September 30, 2025 was $27,671 compared to net cash used of $47,666 for the same period in 2024.

For the nine months ended September 30, 2025, we borrowed $18,905 from related parties.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2025, Crown Equity issued 11,000 shares for $8,000 cash at $0.50 to $1.00 per share of common stock for operating capital.

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

CROWN EQUITY HOLDINGS INC.

Date: November 14, 2025	By:	/s/ Mike Zaman
Mike Zaman, CEO

Date: November 14, 2025	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

