Form 10-K
period 2025-12-31
Crown Equity Holdings, Inc.
filed 2026-03-11
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-29935

CROWN EQUITY HOLDINGS, INC.

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

The aggregate number of shares of the voting stock held by non-affiliates on December 31, 2025, was 3,307,393. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,439,689. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of March 6, 2026, was 15,936,480.

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

ITEM 1: BUSINESS

A) General

Crown Equity Holdings, Inc., formerly known as Micro Bio-Medical Waste Systems, Inc. (the "Company") was incorporated on August 31, 1995, as "Visioneering Corporation" under the laws of the State of Nevada.

In December 2010, the Company formed two wholly owned subsidiaries, Crown Tele Services Inc. and CRWE Direct Inc. Crown Tele Services Inc. was formed to provide voice over internet services to clients at a competitive price, while CRWE Direct Inc. was formed to provide direct sales to customers.

In December 2011, the Company also formed a wholly owned subsidiary CRWE Real Estate Inc. to hold real estate. This entity had no sales during the year.

The Company sold all of the above-mentioned subsidiaries (Crown Tele Services Inc., CRWE Direct Inc., and CRWE Real Estate Inc.) on the 28th of December 2017.

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

As of December 31, 2025, the Company utilized the services of independent contractors during the year. Officers’ compensation is detailed in Part III, Item 11 of this filing.

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

ITEM 1C: CYBERSECURITY

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

During the year ended December 31, 2025, the Company did not experience any risks from cybersecurity threats that materially affected or were reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

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

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently traded on the OTC Markets Group's Pink Market in the United States, having the trading symbol "CRWE" and CUSIP #22834M305. The OTC Markets Group's Pink Market is an electronic trading system. The Company's stock is traded on the OTC Markets Group’s electronic trading system. As of December 31, 2025, the Company had 15,936,480 shares of its common stock issued and outstanding of which 12,629,087 were held by affiliates.

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2025 and 2024.

Period	High	Low
First Quarter 2025	0.84	0.80
Second Quarter 2025	3.00	0.69
Third Quarter 2025	3.00	0.71
Fourth Quarter 2025	1.04	1.04
First Quarter 2024	1.90	0.11
Second Quarter 2024	1.90	0.22
Third Quarter 2024	1.50	0.22
Fourth Quarter 2024	1.50	0.75

These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of December 31, 2025, the Company estimates there are approximately 120 "holders of record" of its common stock and estimates that there are no beneficial shareholders of its common stock. The Company has authorized 450,000,000 shares of common stock, par value $.001 and 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated Series A. The 1,000 Series A preferred stock are outstanding and granted to our President. No other preferred shares are issued and outstanding.

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2025 and 2024 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company was incorporated on August 31, 1995, as Visioneering Corporation. In 1999, the Company acquired 20/20 Web Design, Inc., a Colorado corporation wholly owned by Crown Partners, Inc. In August 2009, Crown Partners transferred its shares of the Company to Crown Marketing Corporation ("Crown Marketing") in exchange for marketing and public relation services to be provided by Crown Marketing.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock. The revenue transactions do not reflect the ability of the Company to fund itself without outside sources in the future. In the past, officers and directors of the Company have provided loans and advances to the Company to fund operations, there are no formal agreements or arrangements for them to continue to do so. As of December 31, 2025, the Company has $1,862 in cash, $410 of marketable securities held in brokerage accounts and $0.00 of long-term debt.

On December 31, 2025, the Company had negative working capital of $314,062, which consisted of current assets of $8,572 and current liabilities of $322,634.

Cash flows used in operating activities during the year ended December 31, 2025 was $34,604 compared to cash flow used of $52,373 for the same period in 2024.

Cash flows provided by and used in investing activities were $0 and $99 for the years ended December 31, 2025 and December 31, 2024 respectively.

Cash flows provided by financing activities was $33,018 for the year ended December 31, 2025 compared to $49,591 for the same period in 2024. The financing activities in 2025 consisted of proceeds from borrowings from related party notes payable and the sale of 11,000 shares of common stock.

As of December 31, 2025, the Company had total assets of $8,572 and total liabilities of $322,634. Stockholders' deficit as of December 31, 2025 was $314,062 compared to a deficit of $321,647 on December 31, 2024. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

RESULTS OF OPERATIONS - Comparison of the Year Ended December 31, 2025, to the Year Ended December 31, 2024.

REVENUES

Sales for the year ended December 31, 2025 were $777 compared to $1,443 for the year ended December 31, 2024, a decrease of $666.

OPERATING EXPENSES

During the year ended December 31, 2025, we incurred general operating expenses of $72,608. During the year ended December 31, 2024, we incurred $1,322,249 in operating expenses of which $77,724 were general expenses and $1,244,500 was amortization of warrant discount

OTHER INCOME AND EXPENSES

During the year ended December 31, 2025, we incurred other expenses of $41,633, consisting of interest expense of $19,942, loss on AP conversion and stock issue of $21,691. During the year ended December 31, 2024, we incurred other expenses of $2,396,108, consisting of interest expense of $15,566, loss on debt and AP conversion of $68,480, loss on related party AP conversion of $2,311,977 and Other Income (Expense) of $85.

NET LOSS

The Company had a net loss for the year ended December 31, 2025 of $113,464 compared to a net loss of $3,716,914 for the year ended December 31, 2024, a decrease of $3,603,450 mainly due to the 2024 expenses of amortization of debt discount of 1,244,500 and Loss on related party AP conversion of $2,311,977.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crown Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Crown Equity Holdings, Inc. (the “Company”) as of December 31, 2025, and the related statements of operations, stockholders’ deficit, and cash flows for the year than ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred losses since inception, incurred a net loss of $113,464 during the current year, had a working capital deficit of $314,062 and an accumulated deficit of $18,771,552 as of December 31, 2025. These facts raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2025.

Deer Park, IL
PCAOB ID: 318
March 11, 2026

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

Henderson, Nevada

April 25, 2025

PCAOB ID Number 6797

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2025	December 31, 2024

Current assets
Cash and cash equivalents	$2,272	$3,858
Prepaid expenses	3,750	-
Other current assets	2,550	-
Total Current Assets	8,572	3,858
Property and Equipment, net	-	-
Total Assets	$8,572	$3,858

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$87,180	$158,899
Accounts payable and accrued expenses to related party	65,742	16,640
Notes payable to related parties	169,712	129,366
Convertible notes payable	-	4,000
Convertible notes payable to related parties, net of debt discount	-	16,600
Total Liabilities	322,634	325,505

Stockholders' deficit
Preferred Stock, 20,001,000 shares authorized, authorized at $0.001 par value, 1,000 Series A outstanding at December 31, 2025 and 2024 and no other issued or outstanding preferred stock	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at December 31, 2025 and 2024	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 15,936,480 and 15,840,384 shares issued and outstanding at December 31, 2025 and 2024	15,937	15,841
Additional paid-in capital	18,441,552	18,320,599
Accumulated deficit	(18,771,552)	(18,658,088)
Total stockholders’ deficit	(314,062)	(321,647)
Total liabilities and stockholders’ deficit	$8,572	$3,858

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024

Revenue	$777	$1,443

Operating expenses
Depreciation	-	1,244,525
General and Administrative	72,608	77,724
Total Operating Expenses	72,608	1,322,249
Net Operating Loss	(71,831)	(1,320,806)

Other expense
Interest expense	(19,942)	(15,566)
Gain (loss) on Stocks Held	-	(99)
Gain (loss) on debt conversion	-	(34,180)
Loss on accounts payable conversion	(21,691)	(34,300)
Loss on related party accounts payable conversion	-	(2,311,977)
Other Income	-	14
Total other expense	(41,633)	(2,396,108)
Net loss before income taxes	(113,464)	(3,716,914)
Provision for income taxes	-	-
Net loss	$(113,464)	$(3,716,914)

Net (loss) per common share – basic and diluted	$(0.01)	$(0.24)
Weighted average number of common shares outstanding - basic and diluted	15,895,276	15,484,772

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Warrant	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Discount	Capital	Deficit	(Deficit)

Balances at December 31, 2023	1,000	$1	13,396,226	$13,395	$-	$13,458,331	$(14,941,174)	$(1,469,447)
Common stock issued for services	-	-	10,000	9	-	14,791	-	14,800
Common stock issued for note payable and accrued interest	-	-	24,414	24	-	46,363	-	46,387
Common stock issued for AP settlement	-	-	25,000	25	-	36,975	-	37,000
Common stock issued for accrued expense settlement	-	-	25,584	25	-	30,420	-	30,445
Common stock issued for related party AP settlement	-	-	2,359,160	2,359	-	3,489,198	-	3,491,557
Warrant discount	-	-	-	-	(1,244,500)	1,244,525	-	25
Warrant discount amortization	-	-	-	-	1,244,500	-	-	1,244,500
Rounding	-	-	-	4	-	(4)	-	-
Net loss	-	-	-	-	-	-	(3,716,914)	(3,716,914)
Balances at December 31, 2024	1,000	$1	15,840,384	$15,841	$-	$18,320,599	$(18,658,088)	$(321,647)

Forgiveness of accrued interest – related party	-	-	-	-	-	38,175	-	38,175
Conversion to Common stock of Note Payable and Accrued Interest	-	-	8,596	9	-	7,238	-	7,247
Common Stock Issued for Account Payable settlement	-	-	76,500	76	-	66,279	-	66,355
Common Stock Issued for Cash	-	-	11,000	11	-	9,261	-	9,272
Net Loss	-	-	-	-	-	-	(113,464)	(113,464)
Balances at December 31, 2025	1,000	$1	15,936,480	$15,937	$-	$18,441,552	$(18,771,552)	$(314,062)

 The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	2025	2024
Cash flows from operating activities
Net loss	$(113,464)	$(3,716,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Debt discount amortization	-	1,244,525
(Gain) Loss on investment	-	99
Stock Compensation	-	14,800
Loss on common stock issued for AP conversion	21,691	34,300
Common stock issued for AP conversion – related party	-	2,311,977
(Gain) loss on debt conversion	-	34,180
Changes in operating assets and liabilities
Prepaid expenses	(3,750)	-
Other current assets	(2,550)	-
Accounts payable and accrued expenses – related party	20,457	3,900
Accounts payable and accrued expenses	43,012	20,760
Net cash used in operating activities	(34,604)	(52,373)

Cash flows from investing activities
Cash (paid to) withdrawn from brokerage account	-	(99)
Net cash used in investing activities	-	(99)

Cash flows from financing activities
Borrowings from notes payable, related party	23,746	45,566
Borrowings from convertible notes payable	-	4,000
Warrant Subscriptions	-	25
Shares subscribed for cash	9,272	-
Net cash provided by financing activities	33,018	49,591

Net decrease in cash	(1,586)	(2,881)
Cash and cash equivalents, beginning of period	3,858	6,739

Cash and cash equivalents, end of period	$2,272	$3,858

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$5
Income taxes paid	$-	$-

NONCASH FINANCING ACTIVITIES:
Note payable conversion to common stock	$7,247	$-
RP-AP Converted into common stock	$-	$2,311,977
AP Converted into common stock	$66,355	$34,300
Forgiveness of accrued interest – related party	$38,175	$-

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Crown Equity Holdings, Inc. ("Crown Equity" or the "Company") was incorporated in August 1995 in Nevada. The Company offers through its digital network of websites, advertising branding, marketing solutions and other services to boost customer awareness, as well as merchant visibility as a worldwide online multi-media publisher. The Company focuses on the distribution of information for the purpose of bringing together its audience with the advertisers that want to reach them. Its advertising services cover and connect a range of marketing specialties, as well as provide search engine optimization for clients interested in online media awareness. Crown Equity Holdings' objective is making its endeavor known as CRWE WORLD into a global online news and information source, as well as a global one stop shop for various distinct products and services. The Company also offers services to companies seeking to become public entities in the United States, as well as providing various consulting services to companies and individuals dealing with corporate structure and operations globally.

Basis of Preparation

The accompanying financial statements include the financial information of Crown Equity Holdings, Inc. (“Crown Equity”, the “Company”) have been prepared in accordance with U.S. GAAP and SEC rules and regulations. The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

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

	December 31, 2025			December 31, 2024
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$-	$-
Click Based and Impression Ads	$577	$-	$577	$888	$-	$888
Publishing and Distribution	$200	$-	$200	$205	$-	$205
Fees (Corporate Entity)	$-	$-	$-	$350	$-	$350
Total Revenue	$777	$-	$777	$1,443	$-	$1,443

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of December 31, 2025 and 2024.

Risk Concentrations

As of December 31, 2025, 74% of the Company’s revenues were received through Click Based and Impression Ads and 26% from publishing. All revenues earned were from third parties.

During the year ending period of 2024, 62% of the Company’s revenues were received through Click Based and Impression Ads, with 14% of the revenues received were from publishing and distribution services rendered by the Company. The remaining revenue percentage of 24% was from the selling of the Corporate Entity (CMT Trade-Link). All revenues earned were from third party.

General and Administrative Expenses

Crown Equity's general and administrative expenses consisted of the following types of expenses during 2025 and 2024, compensation expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation, and other administrative related expenses.

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

	December 31,
	2025	2024
Numerator:
Net Loss attributable to common shareholders of Crown Equity Holdings, Inc.	$(113,464)	$(3,716,914)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,895,276	15,484,772

Loss per Share attributable to Crown Equity Holdings, Inc.:
Basic and diluted	$(0.01)	$(0.24)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the years ended December 31, 2025 and 2024.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of December 31, 2025, and December 31, 2024, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2025 and December 31, 2024.

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

Our cash and brokerage accounts are measured at fair value on a recurring basis and estimated as follows.

December 31, 2024	Total	Level 1	Level 2	Level 3

Cash	$3,458	$3,458	$-	$-
Total	$3,458	$3,458	$-	$-

December 31, 2025

Cash	$2,272	$2,272	$-	$-
Total	$2,272	$2,272	$-	$-

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity an accumulated deficit of $18,771,552 since its inception and had a working capital deficit of $314,062 negative cash flows from operations and limited business operations as of December 31, 2025. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property, and equipment purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property and equipment consist of the following on December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(108,622)	(108,622)
Property and Equipment, net	$-	$-

Depreciation has been provided over each asset’s estimated useful life. Depreciation expenses were $0 and $0 for the years ended December 31, 2025 and 2024, respectively.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of December 31, 2025 and 2024, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none. The Company evaluated these convertible notes for beneficial conversion features and concluded that the beneficial conversion features resulted in a debt discount in the amount of $0, as of December 31, 2025.

	Original	Due	Interest	Conversion		Original	Dec 31,	Dec 31,
Name	Note Date	Date	Rate	Rate		Face Value	2025	2024
Related Party Notes Payable:
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%		$0.50	$2,000	$2,000	$-
Mike Zaman	01/11/2023	01/11/2024	12%		$0.50	1,100	1,100	-
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%		$0.50	2,500	2,500	-
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%		$0.50	1,000	1,000	-
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%		$0.50	10,000	10,000	-
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%		$-	18,000	18,000	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%		$-	5,800	5,800	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%		$-	2,500	2,500	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%		$-	3.000	3,000	3,000
Mike Zaman	07/18/2023	07/18/2024	12%		$-	15,000	15,000	15,000
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%		$-	12,000	12,000	12,000
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%		$-	2,500	2,500	2,500
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%		$-	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%		$-	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%		$-	3,000	3,000	3,000
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%		$-	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%		$-	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	02/01/2024	02/01/2025	12%		$-	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	03/21/2024	03/21/2025	12%		$-	2,000	2,000	2,000
Mike Zaman Irrevocable Trust	03/25/2024	03/25/2025	12%		$-	11,000	11,000	11,000
Mike Zaman	05/14/2024	05/14/2025	12%		$-	4,500	4,500	4,500
Mike Zaman Irrevocable Trust	05/28/2024	05/28/2025	12%		$-	1,500	1,500	1,500
Mike Zaman	06/06/2024	06/06/2025	12%		$-	2,500	2,500	2,500
Mike Zaman	06/06/2024	06/06/2025	12%		$-	916	916	916
Mike Zaman	06/24/2024	06/24/2025	12%		$-	950	950	950
Mike Zaman Irrevocable Trust	07/22/2024	07/22/2025	12%		$-	1,500	1,500	1,500
Mike Zaman Irrevocable Trust	07/31/2024	07/31/2025	12%		$-	4,000	4,000	4,000
Mike Zaman Irrevocable Trust	09/30/2024	09/30/2025	12%		$-	1,500	1,500	1,500
Mike Zaman Irrevocable Trust	10/25/2024	10/25/2025	12%		$-	1,200	1,200	1,200
Mike Zaman Irrevocable Trust	11/21/2024	11/21/2025	12%	$		4,000	4,000	4,000
Mike Zaman Irrevocable Trust	01/10/2025	01/10/2026	12%		$-	500	500	-
Mike Zaman	01/27/2025	01/27/2026	12%		$-	1,009	1,009	-
Mike Zaman	02/24/2025	02/24/2026	12%		$-	1,057	1,057	-
Mike Zaman	02/24/2025	02/24/2026	12%		$-	1,057	1,057	-
Mike Zaman	02/27/2025	02/27/2026	12%		$-	955	955	-
Mike Zaman Irrevocable Trust	03/07/2025	03/07/2026	12%		$-	500	500	-
Mike Zaman	03/11/2025	03/11/2026	12%		$-	1,410	1,410	-
Mike Zaman	03/25/2025	03/25/2026	12%		$-	3,500	3,500	-
Mike Zaman	04/07/2025	04/07/2026	28.24%	$		7,500	7,500	-
Mike Zaman	04/13/2025	04/13/2026	25.24%	$		916	916	-
Mike Zaman Irrevocable Trust	04/30/2025	04/30/2026	12%	$		500	500	-
Mike Zaman	11/11/2025	11/11/2026	17.74%	$		842	842	-
Mike Zaman Irrevocable Trust	11/18/2025	11/18/2026	12%	$		3,000	3,000	-
Mike Zaman Irrevocable Trust	12/17/2025	12/17/2026	12%	$		1,000	1,000	-
Total Related Party Notes Payable							169,712	129,366

Related Party Convertible Notes Payable:
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%		$0.50	2,000	-	2,000
Mike Zaman	01/11/2023	01/11/2024	12%		$0.50	1,100	-	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%		$0.50	2,500	-	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%		$0.50	1,000	-	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%		$0.50	10,000	-	10,000
Total Convertible Related Party Notes Payable							-	16,600
Total Notes Payable							$169,712	$145,966

The conversion rate is one share of common stock at $0.50 per share, per dollar amount owed.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable and automobiles lease payments.

The following table represents the related party notes payable owed at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Notes payable -Mike Zaman – Chief Executive Officer	$43,212	$24,966
Notes payable – Mike Zaman Irrevocable Trust – Trust of Chief Operating Officer	126,500	121,000
Total related party notes payable	$169,712	$145,966

The Company agreed to pay the automobile lease of $395 and $278 a month for Mike Zaman, our Chief Executive Officer and Montse Zaman, our Corporate Secretary and Treasurer, on a month-to-month basis and can be cancelled at any time.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the twelve months ended December 31, 2025 and 2024, the Company settled accrued payables for services with the following related parties for common stock at $0.50 per share:

	December 31, 2025	December 31, 2024
Mike Zaman, Chief Executive Officer	$-	$719,650
Montse Zaman, Secretary and Treasurer	-	170,000
Kenneth Bosket, Chief Financial Officer	-	150,850
Total	$-	$1,040,500

Related party accrued payments for services, which were settled for common stock in February 2024 and the $1,244,500 amortization of warrant discount contributed to the $3.7 million net loss in the twelve months ended December 31, 2024.

In March 2025, our Chief Executive Officer and our Corporate Secretary and Treasurer forgave interest the Company owed them in the amount $3,503 and $34,672, respectively. These amounts were credited to additional paid-in-capital.

The Company is obligated to related parties for notes payable as follows as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Notes payable -Mike Zaman – Chief Executive Officer	$43,212	$24,966
Notes payable – Mike Zaman Irrevocable Trust – Trust of Chief Operating Officer	126,500	121,000
Property and Equipment, net	$169,712	$145,966

The detail of the above notes are listed in Note 4

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of December 31, 2025 and 2024, the total non-convertible notes and convertible notes from related parties were $169,712, and $129,366, non-convertible and $0 and $16,000 convertible respectively.

NOTE 7 – STOCKHOLDERS' DEFICIT

During the year ending December 31, 2025, the Company issued 96,096 shares of common stock of which 76,500 shares of common stock were issued to settle accounts payable, 8,596 common shares for conversion of notes payable and accrued interest and 11,000 common shares for cash as follows:

On February 28, 2025, the Company issued 55,250 restricted shares of common stock for conversion of a $27,625 account payable to Cloud Network Systems Inc. at a conversion rate of fifty cents ($0.50) per share for the total amount owed. The share price on the conversion date was $0.80, which contributed to a loss of $16,630.

On March 28, 2025, the Company issued 8,596 restricted shares of common stock for conversion of a note payable of $4,298 to Vast Capital. The company converted the amount owed at a rate of fifty cents ($0.50) per share. The share price on the conversion date was $0.80, which contributed to a loss of $2,949.

On May 29, 2025, Stephen Bryan Wilson purchased 5,000 shares of restricted common stock at $1.00 per share at the purchase price of $5,000. The share price on the purchase date was $1.

On August 20, 2025, Larry Helwig purchased 6,000 shares of restricted common stock at $0.50 per share at the purchase price of $3,000. The share price on the purchase date was $0.72, which contributed to a loss of $1,272.

On December 28, 2025, the Company issued 21,250 restricted shares of common stock for conversion of a $21,250 account payable to Cloud Network Systems at a conversion rate of one dollar ($1.00) per share for the total amount owed. The share price on conversion date was $1.04, which contributed to a loss of $850.

During the year ending December 31, 2024, the Company issued 2,359,160 shares of common stock for Account Payable/Related Party, 25,000 shares for account payable, 10,000 shares for services, and 24,414 shares for a note payable as follows:

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

Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”) provided for 1,000,000 shares, to be used for grants of stock options, as well as grants of stock, including restricted stock. There are 900,000 shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 900,000 shares were available for issuance as of December 31, 2025 and 2024. The shares issued to individuals in 2024 and 2025 for services were not shares issued pursuant to the plan.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of December 31, 2025, the Company has 1,000 shares of Series A Preferred Stock outstanding.

Warrants – the Company has no warrants outstanding.

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price per share	Life (Years)	Value
Balance at December 31, 2023	-	$-	-	-
Issuance of warrants in 2024	1,000,000	$25.00	1.0	-
Warrants cancelled in 2024	(1,000,000)	$-	-	-
Exercise warrants in 2024	-	$-
Balance at December 31, 2024	-	$-	-
Issuance of warrants in 2025	-	$-
Exercise warrants in 2025	-	$-	-	-
Expiration of warrants in 2025	-	$-		-
Balance at December 31, 2025	-	$-	-	-

NOTE 8 – INCOME TAXES

The Company follows ASC 740, Accounting for Income Taxes. In the years ended December 31, 2025 and 2024, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

The Company did not have taxable income for the years ended December 31, 2025 or 2024.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service and returns of the years since December 31, 2022 are still open.

Net deferred tax assets consist of the following components as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
NOL Carryover	$1,728,385	$1,709,112
Valuation allowance	(1,728,385)	(1,709,112)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the years ended December 31, 2025 and 2024 due to the following:

	2025	2024
Federal Tax (21%)	$(23,827)	$(780,552)
Non-deductible expenses	4,555	-
Change in Valuation allowance	19,272	780,552

As of December 31, 2025 and 2024, the Company’s accumulated net operating loss carryforward was approximately $8,919,937 and $8,828,164, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On January 06, 2026, the company entered into a promissory note with the Mike Zaman Irrevocable Trust in the amount of $5,000 at an interest rate of 12%.

On January 28, 2026, the company entered into a promissory note with the Mike Zaman Irrevocable Trust in the amount of $2,000 at an interest rate of 12%.

On February 11, 2026, the company entered into a promissory note with the Mike Zaman in the amount of $1,149 at an interest rate of 12%.

On March 5, 2026, the company entered into a promissory note with the Mike Zaman in the amount of $20,082 at an interest rate of 17.49%.

Management has analyzed its operations for subsequent events until March 6, 2026, and the date this financial statement was issued and has determined that no other subsequent events occurred.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. The Company's management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2025.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers, and directors of the Company as of December 31, 2025, are as follows:

Name	Age	Positions Held and Tenure

Mike Zaman	69	Chairman since 11/2013; appointed President/CEO since 7/2015

Kenneth Cornell Bosket	72	Director since 06/2008; appointed to CFO since 6/2016

Montse Zaman	51	Director, Secretary and Treasurer since 02/2008

Shahram Khial	75	Director, Vice President of Marketing since 08/2020

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

ITEM 11: EXECUTIVE COMPENSATION

During the fiscal period 2025, the Company recorded aggregate compensation of $0 due to officers and directors. As of December 31, 2025, there are no outstanding balance due to officers and directors.

During the fiscal period 2025 the Company paid its officers and directors an aggregate of $0. Directors made the decision to serve as officers and/or directors without compensation upon appointment.

DIRECTORS AND OFFICERS COMPENSATION

The following tables sets for the compensation for all officers and directors during the past two years:

	Annual compensation				Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)	All other Comp ($)	Total Compensation
Kenneth Cornell Bosket	2025	-	-	-	-	-	-	-
CFO, Director	2024	-	-	-	150,850	-	-	-	150,850

Montse Zaman	2025	-	-	-	-	-	-	-
COO, Director	2024	-	-	-	170,000	-	-	-	170,000

Mike Zaman	2025	-	-	-	-	-	-	-
CEO, Director	2024	-	-	-	719,650	-	-	-	719,650

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

In October, 2014, the Company adopted a new Crown Equity Holdings, Inc. Consultants and Employees Stock Plan for 2014. As of December 31, 2025, no shares were issued from this plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2025, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name	Position	Filed Reports

Mike Zaman	Officer, Director	Yes

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

There were 15,936,480 shares of the Company' common stock issued and outstanding on December 31, 2025. There are 20,001,000 shares of preferred stock, par value $.001, of which 1,000 are designated as Series A. The 1,000 Series A preferred shares are outstanding on December 31, 2025. No other Preferred Shares are outstanding at December 31, 2025. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

 Preferred Stock

Names and Addresses	Number of Preferred Shares Owned Beneficially	Percent of Preferred Beneficially Owned Shares

Mike Zaman (1)	1,000	100%
11226 Pentland Downs Street
Las Vegas, NV 89141

_______________

(1)	Denotes Officer and/or Director

Common Stock

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

Mike Zaman Irrevocable Trust (1)	10,013,067	62.83%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

Jamie Hadfield (2)	424,414	2.66%
1610 W 100 N 82
St. George, Utah 84770

Mohammad Sadrolashrafi (2)	71,303	0.45%
1160 S Nevada Street
Carson City, Nevada 89703

Kenneth Cornell Bosket (1)	322,722	2.03%
1453 Flintrock Road
Henderson, Nevada 89014

Shahram Khial (1)	18,281	0.11%
15030 Ventura Blvd Ste. 771
Sherman Oaks, California 91403

Montse Zaman (1)	340,000	2.13%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

Mike Zaman (1)	1,439,300	9.03%
11226 Pentland Downs Street
Las Vegas, Nevada 89141

All directors and officers as a group	12,629,087	79.25%

_______________

(1)	Denotes officer or director.
(2)	Hadfield resigned in January 2025 and Sadrolashrafi resigned in April 2025

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	900,000
Equity compensation plans not approved by security holders	--	--	-
Total	--	--	900,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the number of shares to be issued pursuant to the Plan. There were no shares issued pursuant to the plan in the twelve months ended December 31, 2025 and 2024.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company in 2025 was provided office space by one of its officers and director at no charge. The Company believes that the provided office space is sufficient for its needs in the foreseeable future.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of December 31, 2025 and 2024, the total non-convertible notes and convertible notes from related parties were $169,712, and $129,366, non-convertible and $0 and $16,000 convertible respectively.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 18, 2025, the Board of Directors of the Company dismissed Bush & Associates CPA LLC as its independent registered accounting firm and on December 18, 2025 (the “Engagement Date”) engaged L J Soldinger Associates, LLC (“Soldinger”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025 to replace Bush & Associates CPA LLC (“Bush”). The decision to engage Soldinger as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors, following the dismissal of Bush.

	2025	2024
Audit fees	$34,000	$15,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15: EXHIBITS

EXHIBITS FILED WITH THIS REPORT

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of the Crown Equity Holdings, Inc., as Amended by the Certificate of Amended dated March 2, 2017

3.2*	By-laws

31.1**	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104***	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Exhibit filed previously
**	Exhibit filed herewith
***

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 11, 2026

CROWN EQUITY HOLDINGS, INC.

By:	/s/ Mike Zaman
Mike Zaman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2026

Signature	Title

/s/ Mike Zaman	Director, Chief Executive Officer
Mike Zaman

/s/ Montse Zaman	Director, Secretary and Treasurer
Montse Zaman

/s/ Kenneth Cornell Bosket	Director, Chief Financial Officer (Principal
Kenneth Cornell Bosket	Financial Officer), Principal Accounting Officer

