Form 10-Q
period 2026-03-31
Crown Equity Holdings, Inc.
filed 2026-05-11
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 000-29935

CROWN EQUITY HOLDINGS, INC.
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

As of May 11, 2026, the number of shares outstanding of the registrant’s class of common stock was 15,936,480.

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

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

	March 31, 2026	December, 31, 2025
	Unaudited	audited
Current assets
Cash and cash equivalents	$2,241	$2,272
Prepaid expenses	1,875	3,750
Other current assets	2,550	2,550
Total Current Assets	6,666	8,572
Property and Equipment, net	-	-
Total Assets	$6,666	$8,572

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$102,485	$87,180
Accounts payable and accrued expenses to related party	63,893	65,742
Notes payable to related parties	199,943	169,712
Total Liabilities	366,321	322,634

Stockholders' deficit
Series A Convertible Preferred Stock, 0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 15,936,480 and 15,936,480 shares issued and outstanding at March 31, 2026 and December 31, 2025	15,937	15,937
Additional paid-in capital	18,441,552	18,441,552
Accumulated deficit	(18,817,145)	(18,771,552)
Total stockholders' deficit	(359,655)	(314,062)
Total liabilities and stockholders' deficit	$6,666	$8,572

The accompanying notes are an integral part of these unaudited financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Three Months
	March 31,
	2026	2025

Revenue
Revenue	$-	$135
Total Revenue	-	135

Operating expenses
General and Administrative	39,703	17,091
Total Operating Expenses	39,703	17,091

Net Operating Income (Loss)	(39,703)	(16,956)

Other (expense)
Interest expense	(5,890)	(4,859)
Gain (Loss) on AP Conversion	-	(19,579)
Gain on Debt Forgiveness	-	38,175
Other expense	-	(40)
Total other income (expense)	(5,890)	13,697

Net (loss)	$(45,593)	$(3,259)

Net (loss) per common share – basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding - basic and diluted	15,936,480	18,846,524

The accompanying notes are an integral part of these unaudited financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

For the Three Months Ended March 31, 2026

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2025	1,000	$1	15,936,480	$15,937	$18,441,552	$(18,771,552)	$(314,062)
Net loss	-	-	-	-	-	(45,593)	(45,593)
Balances at March 31, 2026	1,000	$1	15,936,480	$15,937	$18,441,552	$(18,817,145)	$(359,655)

For the Three Months Ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	1,000	$1	15,840,384	$15,841	$18,320,599	$(18,658,088)	$(321,647)
Conversion to Common Stock of Note Payable and Accrued Interest			8,596	9	7,238		7,247
Common Stock issued for Accounts Payable settlement			55,250	55	44,200		44,255
Net loss	-	-	-	-	-	(3,259)	(3,259)
Balances at March 31, 2025	1,000	$1	15,904,230	$15,905	$18,372,037	$(18,661,347)	$(273,404)

The accompanying notes are an integral part of these unaudited financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities
Net (loss)	$(45,593)	$(3,259)
Depreciation	-	-
Loss on AP Conversion	-	19,579
(Gain) Loss on Debt Conversion	-	(38,175)
Changes in operating assets and liabilities
Prepaid expenses	1,875	-
Accounts payable and accrued expenses	13,456	9,542
Net cash (used in) operating activities	(30,262)	(12,313)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Borrowings from notes payable, related party	30,231	9,989
Net cash provided by financing activities	30,231	9,989

Net increase (decrease) in cash	(31)	(2,324)

Cash, beginning of period	2,272	3,858

Cash, end of period	$2,241	$1,534

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
AP Converted into common stock	$-	$44,255
RP Note Payable and Interest Converted into common stock	$-	$7,247

CROWN EQUITY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Third Party	Related Party	Total	Third Party	Related Party	Total
Advertising	$-	$-	$-	$-	$-	$-
Click Based and Impressions Ads	-	-	-	135	-	135
Publishing and Distribution	-	-	-		-	-
	$-	$-	$-	$135	$-	$135

Revenues are received through click-based, and impression ads located on the Company’s websites, as well as from the publishing and disseminating of news and press releases.

	March 31,	March 31,
	2026	2025

Deferred Revenue	$155	$155

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed. These amounts are included in the line item accounts payable and accrued expenses on the balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of March 31, 2026 and December 31, 2025.

Risk Concentrations

For the three months ended March 31, 2026, the Company had no revenues. During the three-month period ending March 31, 2025, 100% of the Company's revenues earned were received from the display of click-based and impressions ads on the company's online sites. All revenue earned was through a third party. All revenues earned were from third party.

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

	March 31,
	2026	2025
Numerator:
Net Loss attributable to common shareholders of Crown Equity Holdings, Inc.	$(45,593)	$(3,259)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,936,480	15,846,924

Loss per Share attributable to Crown Equity Holdings, Inc.:
Basic and diluted	$0.00	$0.00

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the three months ended March 31, 2026 and 2025.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2019 and 2020 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of March 31, 2026 and December 31, 2025, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2026 and December 31, 2025.

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

Our cash and brokerage accounts are measured at fair value on a recurring basis and estimated as follows.

March 31, 2026	Total	Level 1	Level 2	Level 3

Cash	$2,241	$2,241	$-	$-
Total	$2,241	$2,241	$-	$-

December 31, 2025

Cash	$2,272	$2,272	$-	$-
Total	$2,272	$2,272	$-	$-

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity an accumulated deficit of $18,817,145 since its inception and had a working capital deficit of $359,655 negative cash flows from operations and limited business operations as of March 31, 2026. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

Property and equipment consist of the following on March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(108,622)	(108,622)
Property and Equipment, net	$-	$-

Depreciation has been provided over each asset’s estimated useful life. Depreciation expenses were $0 and $0 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of March 31, 2026 and December 31, 2025, the Company had unamortized discount of $0 and $0 respectively.

The Company analyzes any convertible notes for derivatives noting there are no convertible notes.

	Original	Due	Interest	Original	March 31,	Dec 31,
Name	Note Date	Date	Rate	Face Value	2026	2025
Related Party Notes Payable:
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%	$2,000	$2,000	$2,000
Mike Zaman	01/11/2023	01/11/2024	12%	1,100	1,100	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%	2,500	2,500	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%	18,000	18,000	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%	5,800	5,800	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%	2,500	2,500	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%	3.000	3,000	3,000
Mike Zaman	07/18/2023	07/18/2024	12%	15,000	15,000	15,000
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%	12,000	12,000	12,000
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%	2,500	2,500	2,500
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%	3,000	3,000	3,000
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	02/01/2024	02/01/2025	12%	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	03/21/2024	03/21/2025	12%	2,000	2,000	2,000
Mike Zaman Irrevocable Trust	03/25/2024	03/25/2025	12%	11,000	11,000	11,000
Mike Zaman	05/14/2024	05/14/2025	12%	4,500	4,500	4,500
Mike Zaman Irrevocable Trust	05/28/2024	05/28/2025	12%	1,500	1,500	1,500
Mike Zaman	06/06/2024	06/06/2025	12%	2,500	2,500	2,500
Mike Zaman	06/06/2024	06/06/2025	12%	916	916	916
Mike Zaman	06/24/2024	06/24/2025	12%	950	950	950
Mike Zaman Irrevocable Trust	07/22/2024	07/22/2025	12%	1,500	1,500	1,500
Mike Zaman Irrevocable Trust	07/31/2024	07/31/2025	12%	4,000	4,000	4,000
Mike Zaman Irrevocable Trust	09/30/2024	09/30/2025	12%	1,500	1,500	1,500
Mike Zaman Irrevocable Trust	10/25/2024	10/25/2025	12%	1,200	1,200	1,200
Mike Zaman Irrevocable Trust	11/21/2024	11/21/2025	12%	4,000	4,000	4,000
Mike Zaman Irrevocable Trust	01/10/2025	01/10/2026	12%	500	500	500
Mike Zaman	01/27/2025	01/27/2026	12%	1,009	1,009	1,009
Mike Zaman	02/24/2025	02/24/2026	12%	1,057	1,057	1,057
Mike Zaman	02/24/2025	02/24/2026	12%	1,057	1,057	1,057
Mike Zaman	02/27/2025	02/27/2026	12%	955	955	955
Mike Zaman Irrevocable Trust	03/07/2025	03/07/2026	12%	500	500	500
Mike Zaman	03/11/2025	03/11/2026	12%	1,410	1,410	1,410
Mike Zaman	03/25/2025	03/25/2026	12%	3,500	3,500	3,500
Mike Zaman	04/07/2025	04/07/2026	28.24%	7,500	7,500	7,500
Mike Zaman	04/13/2025	04/13/2026	25.24%	916	916	916
Mike Zaman Irrevocable Trust	04/30/2025	04/30/2026	12%	500	500	500
Mike Zaman	11/11/2025	11/11/2026	17.74%	842	842	842
Mike Zaman Irrevocable Trust	11/18/2025	11/18/2026	12%	3,000	3,000	3,000
Mike Zaman Irrevocable Trust	12/17/2025	12/17/2026	12%	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	01/06/2026	01/06/2027	12%	5,000	5,000	-
Mike Zaman Irrevocable Trust	01/28/2026	01/28/2027	12%	2,000	2,000	-
Mike Zaman	02/11/2026	02/11/2027	12%	1,149	1,149	-
Mike Zaman	03/05/2026	03/05/2027	17.49%	20,082	20,082	-
Mike Zaman Irrevocable Trust	03/25/2026	03/25/2027	12%	2,000	2,000	-
Total Related Party Notes Payable					$199,943	$169,712

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable.

The following table represents the related party notes payable owed at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Notes payable -Mike Zaman – Chief Executive Officer	$64,443	$43,212
Notes payable – Mike Zaman Irrevocable Trust – Trust of Chief Operating Officer	135,500	126,500
Total related party notes payable	$199,943	$169,712

NOTE 6 – RELATED PARTY TRANSACTIONS

On March 19, 2025, our Chief Executive Officer and our Corporate Secretary and Treasurer forgave interest the Company owed them in the amount $3,503 and $34,672, respectively. These amounts were credited to additional paid-in-capital.

The Company is obligated to related parties for notes payable as follows as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Notes payable -Mike Zaman – Chief Executive Officer	$64,443	$43,212
Notes payable – Mike Zaman Irrevocable Trust – Trust of Chief Operating Officer	135,500	126,500
Total related party notes payable	$199,943	$169,712

The detail of the above notes are listed in Note 4

The Company owed related parties accrued interest in the amount of $47,253 and $41,363 at March 31, 2026 and December 31, 2025, respectively.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable or convertible notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable or convertible notes payable. As of March 31, 2026 and December 31, 2025, the total non-convertible notes from related parties were $199,943, and $169,712, respectively.

NOTE 7 – STOCKHOLDERS' DEFICIT

The total number of shares of all classes of capital stock which the corporation has the authority to issue is 470,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”), of which 1,000 shares are designated as Series A Preferred Stock and (ii) 450,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”). As of March 31, 2026, 20,000,000 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.001 per share. Holders of the Series A Preferred Stock have no dividend or voting rights, and hold to elect Class I directors which gives them the right to elect a majority of the Board of Directors of the Company. As of March 31, 2026, there were 1,000 shares of Series A Preferred Stock outstanding.

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock, the Company is authorized to issue an additional 20,000,000 shares of Preferred Stock, having a par value of $0.001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. As of March 31, 2026 and December 31, 2025, there were no other shares of Preferred Stock outstanding.

The shares of each series of Preferred Stock may vary from the shares of any other series thereof in any or all the foregoing respects and in any other manner. The Board of Directors may increase the number of shares of Preferred Stock designated for any existing series by a resolution adding to such series authorized and unissued shares of Preferred Stock not designated for any other series. Unless otherwise provided in a particular Preferred Stock designation, the Board of Directors may decrease the number of shares of Preferred Stock designated for any existing series by a resolution subtracting from such series authorized and unissued shares of Preferred Stock designated for such existing series, and the shares so subtracted shall become authorized, unissued and undesignated shares of Preferred Stock.

The Company issued no shares of common or preferred stock in the three months ended March 31, 2026.

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

On March 19, 2025, our Chief Executive Officer and our Corporate Secretary and Treasurer forgave interest the Company owed them in the amount $3,503 and $34,672, respectively. These amounts were credited to additional paid-in-capital.

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

On December 28, 2025, the Company issued 21,250 restricted shares of common stock for conversion of a $21,250 account payable to Cloud Network Systems at a conversion rate of one dollar ($1.00) per share for the total amount owed. The share price on conversion date was $1.04, which contributed to a loss of $21,250.

Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”) provided for 1,000,000 shares, to be used for grants of stock options, as well as grants of stock, including restricted stock. There are 900,000 shares of common stock are authorized for issuance under the Equity Incentive Plan, of which 900,000 shares were available for issuance as of March 31, 2026 and December 31, 2025. The shares issued to individuals in 2025 for services were not shares issued pursuant to the plan.

Preferred Stock

The Company has designated 1,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred shall have no dividend, voting or other rights except for the right to elect Class I Directors. As of March 31, 2026 and December 31, 2025, the Company has 1,000 shares of Series A Preferred Stock outstanding.

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

The Company did not have taxable income for the three months ended March 31, 2026 or the year ended December 31, 2025.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service and returns of the years since December 31, 2022 are still open.

Net deferred tax assets consist of the following components as of March 31, 2026 and December 31, 2025:

	2026	2025
Deferred tax assets:
NOL Carryover	$1,737,959	$1,728,385
Valuation allowance	(1,737,959)	(1,728,385)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the three months ended March 31, 2026 and 2025 due to the following:

	2026	2025
Federal Tax (21%)	$(9,575)	$(684)
Change in Valuation allowance	9,575	684

As of March 31, 2026 and December 31, 2025, the Company’s accumulated net operating loss carryforward was approximately $8,965,498 and $8,919,937, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On April 14, 2026, the company entered into a promissory note with the Mike Zaman in the amount of $25,000 at an interest rate of 12%.

On April 16, 2026, the company entered into a promissory note with the Mike Zaman in the amount of $5,000 at an interest rate of 12%.

Management has analyzed its operations for subsequent events until May 1, 2026, and the date this financial statement was issued and has determined that no other subsequent events occurred.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

Crown Equity’s office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

During the period ending March 31, 2026, the Company utilized the services of independent contractors and its following officers, Mike Zaman, Kenneth Bosket, and Montse Zaman,

RESULTS OF OPERATIONS

Three months ended March 31, 2026 Compared to the Three months ended March 31, 2025

For the three months ended March 31, 2026, revenues were $0 and $135 for the same period ended in 2025.

Revenues for the three months ended March 31, 2026 were lower than March 31, 2025 due to no earned revenues through click-based, and impression ads, and the publishing and disseminating of press release in 2026.

Operating expenses were $39,703 for the three months ended March 31, 2026 and $17,091 for the same period in 2025. The increase in operating expenses was primarily due to an increase in professional fees.

Other expenses for the three-month period ended March 31, 2026 were $5,890 and $13,697 for the same quarter in 2025. The decrease in other expenses was primarily due to only having interest expense in the three months ended March 31, 2026. In the three months ended March 31, 2025, had interest expense of $4,859 loss on accounts payable conversion of $19,579, a miscellaneous loss of $40 and a gain on debt forgiveness of $38,175.

Interest expenses for the three months ended March 31, 2026 and 2025 were $5,890 and $4,859, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, Crown Equity had current assets of $6,666 and current liabilities of $366,321 resulting in a working capital deficit of $359,655. Net cash used by operating activities for the three months ended March 31, 2026 was $30,262 compared to net cash used of $12,313 for the same period in 2025.

For the three months ended March 31, 2026, we borrowed $30,231 from related parties.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Crown Equity’s risk factors as previously disclosed in our most recent 10-K filing for the year ended December 31, 2025.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2026, Crown Equity did not issue any shares of common stock for operating capital.

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

CROWN EQUITY HOLDINGS INC.

Date: May 11, 2026	By:	/s/ Mike Zaman
Mike Zaman, CEO

Date: May 11, 2026	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO