Form 10-Q
period 2026-06-30
Crown Equity Holdings, Inc.
filed 2026-08-13
CIK 1103833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the number of shares outstanding of the registrant’s class of common stock was 15,936,480.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

CROWN EQUITY HOLDINGS, INC.

BALANCE SHEETS

	June 30, 2026	December, 31, 2025
	Unaudited	audited
Current assets
Cash and cash equivalents	$1,515	2,272
Prepaid expenses	8,040	3,750
Other current assets	2,550	$2,550
Total Current Assets	12,105	8,572
Property and Equipment, net	-	-
Total Assets	$12,105	$8,572

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$94,445	$87,180
Accounts payable and accrued expenses to related party	71,270	65,742
Notes payable to related parties	229,943	169,712
Total Liabilities	395,658	322,634

Stockholders' deficit
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares authorized, 1,000 issued and outstanding at June 30, 2026 and December 31, 2025	1	1
Common Stock, 450,000,000 authorized at $0.001 par value; and 15,936,480 and 15,936,480 shares issued and outstanding at June 30, 2026 and December 31, 2025	15,937	15,937
Additional paid-in capital	18,441,552	18,441,552
Accumulated deficit	(18,841,043)	(18,771,552)
Total stockholders' deficit	(383,553)	(314,062)
Total liabilities and stockholders' deficit	$12,105	$8,572

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	154	163	154	298
Total Revenue	154	163	154	298

Operating expenses
Depreciation and amortization	-	-	-	-
General and Administrative	17,098	20,881	56,801	37,972
Total Operating Expenses	17,098	20,881	56,801	37,972
Net Operating Income (Loss)	(16,944)	(20,718)	(56,647)	(37,674)

Other (expense)
Interest expense	(7,405)	(4,745)	(13,295)	(9,604)
Gain (Loss) on AP Conversion	-	-	-	(19,579)
Gain (Loss) on Marketable Securities	(195)	1,140	(195)	1,100
Other Income (Expense)	491	-	491	-
Gain (Loss) on Debt Conversion	155	-	155	(38,175)
Total other expense	(7,250)	(3,605)	(12,844)	(10,092)
Net (loss)	$(23,898)	$(24,323)	$(69,491)	$(27,582)

Net (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	15,936,480	15,911,043	15,936,480	15,876,448

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 and 2025

 (Unaudited)

For the Three Months Ended June 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2026	1,000	$1	15,936,480	$15,937	$18,441,552	$(18,817,145)	$(359,655)
Net Loss						(23,898)	(23,898)
Balances at June 30, 2026	1,000	$1	15,936,480	$15,937	$18,441,552	$(18,841,043)	$(383,553)

For the Three Months Ended June 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2025	1,000	$1	15,904,230	$15,905	$18,372,037	$(18,661,347)	$(273,404)
Purchase of Common Stock			5,000	5	4,995		5,000
Net Loss	-	-	-	-	-	$(24,323)	$(24,323)
Balances at June 30, 2025	1,000	$1	15,909,230	$15,910	$18,377,032	$(18,685,670)	$(292,727)

For the Six Months Ended June 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	1,000	$1	15,936,480	$15,937	$18,441,552	$(18,771,552)	$(314,062)
Net Loss						(69,491)	(69,491)
Balances at June 30, 2026	1,000	$1	15,936,480	$15,937	$18,441,552	$(18,841,043)	$(383,553)

For the Six Months Ended June 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	1,000	$1	15,840,384	$15,841	$18,320,599	(18,658,088)	$(321,647)
Conversion to Common stock of Note Payable and Accrued Interest			8,596	9	7,238	-	7,247
Common Stock Issued for Account Payable settlement			552,501	55	44,200	-	44,255
Common Stock Issued for Purchase			5,000	5	4,995	-	5,000
Net Loss						(27,582)	(27,582)
Balances at June 30, 2025	1,000	$1	15,909,230	$15,910	$18,377,032	$(18,685,670)	$(292,727)

The accompanying notes are an integral part of these financial statements.

CROWN EQUITY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities
Net (loss)	$(69,491)	$(27,582)
Warrant discount amortization	-	746,715
Common stock issued for accounts payable	-	19,579
(Gain) Loss on Debt Conversion	-	(38,175)
Changes in operating assets and liabilities
Prepaid expenses	(4,290)	-
Accounts payable and accrued expenses – related party	13,138	-
Accounts payable and accrued expenses	(190)	24,942
Deferred revenue	(155)
Net cash (used in) operating activities	(60,988)	(21,236)

Cash flows from investing activities	-	-

Cash flows from financing activities
Common stock issued for cash	-	5,000
Borrowings from notes payable, related party	60,231	18,905
Net cash provided by financing activities	60,231	23,905

Net increase (decrease) in cash	(757)	2,669

Cash, beginning of period	2,272	3,858

Cash, end of period	$1,515	$6,527

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
AP Converted into common stock	$-	$44,255
RP Note Payable and Interest Converted into common stock	$-	$7,247

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

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Third Party	Related Party	Total	Third Party	Related Party	Total
Click Based and Impressions Ads	154	-	154	298	-	298
Publishing and Distribution		-		-	-	-
Total	$154	$-	$154	$298	$-	$298

Revenues are received through click-based, and impression ads located on the Company’s websites, as well as from the publishing and disseminating of news and press releases.

	June 30,	June 30,
	2026	2025
Deferred Revenue	$-	$155

Deferred revenue is based on cash received or billings in excess of revenue recognized until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, the current aging status of the customer accounts, and the financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of June 30, 2026 and December 31, 2025.

Risk Concentrations

For the six months ended June 30, 2026, the Company $154 of revenue. During the six-month period ending June 30, 2026, 100% of the Company's revenues earned were received from the display of click-based and impressions ads on the company's online sites. All revenue earned was through a third party. All revenues earned were from third party.

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

	Six Months June 30, 2026	Six Months June 30, 2025
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(69,491)	(27,582)
Net (Loss) attributable to Crown Equity Holdings, Inc	$(69,491)	(27,582)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,936,480	15,876,448

Loss per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.00)	(0.00)
Diluted	$(0.00)	(0.00)

	Three Months June 30, 2026	Three Months June 30, 2025
Numerator:
Net (Loss) attributable to common shareholders of Crown Equity Holdings, Inc.	$(23,898)	$(24,323)
Net (Loss) attributable to Crown Equity Holdings, Inc.	$(23,898)	$(24,323)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	15,936,480	15,911,043

Loss per Share attributable to Crown Equity Holdings, Inc.:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended June 30, 2026 and 2025.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2020 and 2021 will be 21%. Crown Equity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of June 30, 2026, and December 31, 2025, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

Uncertain tax position

The Company also follows guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2026 and December 31, 2025.

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

Our cash and brokerage accounts are measured at fair value on a recurring basis and estimated as follows.

June 30, 2026	Total	Level 1	Level 2	Level 3
Cash	$1,515	$1,515	$-	$-
Total	$1,515	$1,515	$-	$-

December 31, 2025
Cash	$2,272	$2,272	$-	$-
Total	$2,272	$2,272	$-	$-

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Crown Equity has an accumulated deficit of $ 18,841,043 since its inception and had a working capital deficit of $383,553 negative cash flows from operations and limited business operations as of June 30, 2026. These conditions raise substantial doubt as to Crown Equity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Crown Equity is unable to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s policy is to capitalize all property purchases over $1,000 and depreciate the assets over their useful lives of 3 to 7 years.

Property consists of the following on June 30, 2026 and December 31, 2025:

	June 30, 2026	Dec 31, 2025
Computers – 3 year estimated useful life	$108,622	$108,622
Less – Accumulated Depreciation	(108,622)	(108,622)
Property and Equipment, net	$-	$-

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $0.00, and $0.00 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of June 30, 2026, and December 31, 2025, the Company had unamortized discounts of $0 and $0 respectively.

The Company analyzes any convertible notes for derivatives noting there are no convertible notes.

	Original	Due	Interest	Original	June 30,	Dec 31,
Name	Note Date	Date	Rate	Face Value	2026	2025
Related Party Notes Payable:
Mike Zaman Irrevocable Trust	12/25/2022	12/25/2023	12%	$2,000	$2,000	$2,000
Mike Zaman	01/11/2023	01/11/2024	12%	1,100	1,100	1,100
Mike Zaman Irrevocable Trust	01/23/2023	01/23/2024	12%	2,500	2,500	2,500
Mike Zaman Irrevocable Trust	01/31/2023	01/31/2024	12%	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	02/14/2023	02/14/2024	12%	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	03/23/2023	03/23/2024	12%	18,000	18,000	18,000
Mike Zaman Irrevocable Trust	05/08/2023	05/08/2024	12%	5,800	5,800	5,800
Mike Zaman Irrevocable Trust	06/02/2023	06/02/2024	12%	2,500	2,500	2,500
Mike Zaman Irrevocable Trust	06/20/2023	06/20/2024	12%	3.000	3,000	3,000
Mike Zaman	07/18/2023	07/18/2024	12%	15,000	15,000	15,000
Mike Zaman Irrevocable Trust	08/04/2023	08/04/2024	12%	12,000	12,000	12,000
Mike Zaman Irrevocable Trust	09/20/2023	09/20/2024	12%	2,500	2,500	2,500
Mike Zaman Irrevocable Trust	09/22/2023	09/22/2024	12%	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	09/23/2023	09/23/2024	12%	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	10/20/2023	10/20/2024	12%	3,000	3,000	3,000
Mike Zaman Irrevocable Trust	11/06/2023	11/06/2024	12%	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	12/12/2023	12/12/2024	12%	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	02/01/2024	02/01/2025	12%	10,000	10,000	10,000
Mike Zaman Irrevocable Trust	03/21/2024	03/21/2025	12%	2,000	2,000	2,000
Mike Zaman Irrevocable Trust	03/25/2024	03/25/2025	12%	11,000	11,000	11,000
Mike Zaman	05/14/2024	05/14/2025	12%	4,500	4,500	4,500
Mike Zaman Irrevocable Trust	05/28/2024	05/28/2025	12%	1,500	1,500	1,500
Mike Zaman	06/06/2024	06/06/2025	12%	2,500	2,500	2,500
Mike Zaman	06/06/2024	06/06/2025	12%	916	916	916
Mike Zaman	06/24/2024	06/24/2025	12%	950	950	950
Mike Zaman Irrevocable Trust	07/22/2024	07/22/2025	12%	1,500	1,500	1,500
Mike Zaman Irrevocable Trust	07/31/2024	07/31/2025	12%	4,000	4,000	4,000
Mike Zaman Irrevocable Trust	09/30/2024	09/30/2025	12%	1,500	1,500	1,500
Mike Zaman Irrevocable Trust	10/25/2024	10/25/2025	12%	1,200	1,200	1,200
Mike Zaman Irrevocable Trust	11/21/2024	11/21/2025	12%	4,000	4,000	4,000
Mike Zaman Irrevocable Trust	01/10/2025	01/10/2026	12%	500	500	500
Mike Zaman	01/27/2025	01/27/2026	12%	1,009	1,009	1,009
Mike Zaman	02/24/2025	02/24/2026	12%	1,057	1,057	1,057
Mike Zaman	02/24/2025	02/24/2026	12%	1,057	1,057	1,057
Mike Zaman	02/27/2025	02/27/2026	12%	955	955	955
Mike Zaman Irrevocable Trust	03/07/2025	03/07/2026	12%	500	500	500
Mike Zaman	03/11/2025	03/11/2026	12%	1,410	1,410	1,410
Mike Zaman	03/25/2025	03/25/2026	12%	3,500	3,500	3,500
Mike Zaman	04/07/2025	04/07/2026	28.24%	7,500	7,500	7,500
Mike Zaman	04/13/2025	04/13/2026	25.24%	916	916	916
Mike Zaman Irrevocable Trust	04/30/2025	04/30/2026	12%	500	500	500
Mike Zaman	11/11/2025	11/11/2026	17.74%	842	842	842
Mike Zaman Irrevocable Trust	11/18/2025	11/18/2026	12%	3,000	3,000	3,000
Mike Zaman Irrevocable Trust	12/17/2025	12/17/2026	12%	1,000	1,000	1,000
Mike Zaman Irrevocable Trust	01/06/2026	01/06/2027	12%	5,000	5,000	-
Mike Zaman Irrevocable Trust	01/28/2026	01/28/2027	12%	2,000	2,000	-
Mike Zaman	02/11/2026	02/11/2027	12%	1,149	1,149	-
Mike Zaman	03/05/2026	03/05/2027	17.49%	20,082	20,082	-
Mike Zaman Irrevocable Trust	03/25/2026	03/25/2027	12%	2,000	2,000	-
Mike Zaman	04/14/2026	04/14/2027	12%	25,000	25,000	-
Mike Zaman	04/16/2026	04/16/2027	12%	5,000	5,000	-
Total Related Party Notes Payable					$229,943	$169,712

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is obligated for payments under related party notes payable.

The following table represents the related party notes payable owed at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Notes payable -Mike Zaman – Chief Executive Officer	$64,443	$43,212
Notes payable – Mike Zaman Irrevocable Trust – Trust of Chief Operating Officer	165,500	126,500
Total related party notes payable	$229,943	$169,712

NOTE 6 – RELATED PARTY TRANSACTIONS

On March 19, 2025, our Chief Executive Officer and our Corporate Secretary and Treasurer forgave interest the Company owed them in the amount $3,503 and $34,672, respectively. These amounts were credited to additional paid-in-capital.

The Company is obligated to related parties for notes payable as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Notes payable -Mike Zaman – Chief Executive Officer	$64,443	$43,212
Notes payable – Mike Zaman Irrevocable Trust – Trust of Chief Executive Officer	165,500	126,500
Total related party notes payable	$229,943	$169,712

The detail of the above notes are listed in Note 4

The Company owed related parties accrued interest in the amount of $54,630 and $41,363 at June 30, 2026 and December 31, 2025, respectively.

The Company periodically receives operating funds advanced from related parties which are documented with notes payable. Additionally, the Company related parties cover account payables by direct payment of the account payables which are also documented with notes payable. As of June 30, 2026, and December 31, 2025 the total non-convertible notes from related parties were $229,943 and $169,712 respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of capital stock which the corporation has the authority to issue is 470,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”), of which 1,000 shares are designated as Series A Preferred Stock and (ii) 450,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”). As of June 30, 2026, 20,000,000 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.001 per share. Holders of the Series A Preferred Stock have no dividend or voting rights, and hold to elect Class I directors which gives them the right to elect a majority of the Board of Directors of the Company. As of June 30, 2026, there were 1,000 shares of Series A Preferred Stock outstanding.

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock, the Company is authorized to issue an additional 20,000,000 shares of Preferred Stock, having a par value of $0.001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. As of June 30, 2026 and December 31, 2025, there were no other shares of Preferred Stock outstanding.

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

The Company issued no shares of common or preferred stock in the six months ended June 30, 2026.

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

Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”) provided for 1,000,000 shares, to be used for grants of stock options, as well as grants of stock, including restricted stock. There are 900,000 shares of common stock authorized for issuance under the Equity Incentive Plan, of which 900,000 shares were available for issuance as of June 30, 2026 and December 31, 2025. The shares issued to individuals in 2025 for services were not shares issued pursuant to the plan.

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

The Company did not have taxable income for the six months ended June 30, 2026 or the year ended December 31, 2025.

Federal income tax returns have not been examined and reported upon by the Internal Revenue Service and returns of the years since December 31, 2022 are still open.

Net deferred tax assets consist of the following components as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Deferred tax assets:
NOL Carryover	$8,989,429	$8,919,937
Valuation allowance	(8,989,429)	(8,919,937)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the three months ended June 30, 2026 and December 31, 2025 due to the following:

	2026	2025
Federal Tax (21%)	$1,887,780	$1,873,187
Change in Valuation allowance	(1,887,780)	(1,873,187)
Net tax provision	$-	$-

As of June 30, 2026 and December 31, 2025, the Company’s accumulated net operating loss carryforward was approximately $8,989,429 and $8,919,937, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has analyzed its operations for subsequent events to July 31, 2026, the date these Financial Statements were issued.

On August 7, 2026, the Company borrowed $2,500 from Mike Zaman Irrevocable Trust under a one year note bearing twelve percent interest.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, and the Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

Crown Equity’s office is located at 11226 Pentland Downs Street, Las Vegas, NV 89141.

During the period ending June 30, 2026, the Company utilized the services of independent contractors and its following officers, Mike Zaman, Kenneth Bosket, and Montse Zaman,

RESULTS OF OPERATIONS

Three and six months ended June 30, 2026 Compared to the three and six months ended June 30, 2025

Revenues were $154 in the three-month period ending June 30, 2026 compared to $163 in the three-month period ending June 30, 2025. Revenues for the six months ending June 30, 2026 were $154 compared to $298 for the six months ending June 30, 2025, were higher due to earned revenues through click-based and impression ads.

Operating expenses were $17,098 for the three months ended June 30, 2026 and $20,881 for the three months ended June 30, 2025. Operating expenses were $56,801 for the six months ended June 30, 2026 and $37,972 for the six months ended June 30, 2025. The increase in operating expenses was primarily caused by the increase in professional fees.

Other expenses for the three months ended June 30, 2026 were negative $(7,250) and negative $(3,605) for the three months ended June 30, 2025. Other expense was negative $(12,844) for the six months ended June 30, 2026 and negative $(10,092) for the six months ended June 30, 2025. The increase was mainly due to an increase in interest expense.

Interest expenses for the six months ended June 30, 2026 and 2025 were $13,295 and $9,604, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, Crown Equity had current assets of $12,105 and current liabilities of $395,658 resulting in a working capital deficit of $383,55. Net cash used by operating activities for the six months ended June 30, 2026 was negative $60,988 compared to net cash used of negative $21,236 for the same period in 2025.

For the six months ended June 30, 2026, we borrowed $30,000 from related parties.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of material weaknesses in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weaknesses relate to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO and CFO also do not possess accounting expertise, and our company does not have an audit committee. These material weaknesses are due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2026, Crown Equity did not issue any shares of common stock for operating capital.

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

CROWN EQUITY HOLDINGS, INC.

Date: August 13, 2026	By:	/s/ Mike Zaman
Mike Zaman, CEO

Date: August 13, 2026	By:	/s/ Kenneth Bosket
Kenneth Bosket, CFO

